Form 10QSB
period 2000-11-30
1ST REALTY INVESTMENTS INC
filed 2002-06-25
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2000

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number 0-18808

1st Realty Investments, Inc.

(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3530765 (IRS Employer Identification No.)

5115 N. Scottsdale Road, Suite 101
Scottsdale, AZ 85250
(480) 949-6007
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No

The number of shares of the registrant’s Common Stock outstanding at June 15, 2002 was 17,518,525.

1ST REALTY INVESTMENTS, INC.

CONTENTS

PAGE

Part I

Financial Information

Item 1. Financial Statements	2

Item 2. Plan of Operations	9

Part II

Other Information

Item 1. Legal Proceedings	11

Item 2. Changes in Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2000	2000

	(Unaudited)
ASSETS

Note receivable	$20,000	$—

Other assets	340	—

	$20,340	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Payable to related entities	$22,841	$17,841

Stockholders’ equity (deficit)

Common stock, $0.001 par value; 25,000,000 shares authorized; 16,518,525 and 16,018,525 shares issued at November 30, 2000 and August 31, 2000, respectively	16,519	16,019

Additional paid-in capital	36,401	16,901

Accumulated deficit	(55,421)	(50,761)

Treasury stock, at cost, 651,972 shares at November 30, 2000 and August 31, 2000	—	—

Total stockholders’ equity (deficit)	(2,501)	(17,841)

	$20,340	$—

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended November 30,

	2000	1999

Interest income	$340	$—

General and administrative expense	5,000	3,857

Net loss	$(4,660)	$(3,857)

Net loss per common and common equivalent share

Basic	$—	$—

Diluted	$—	$—

Weighted average common and common equivalent shares outstanding

Basic	16,397,646	16,018,525

Diluted	16,397,646	16,018,525

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter ended November 30,

	2000	1999

Cash flows from operating activities

Net loss	$(4,660)	$(3,857)

Adjustments to reconcile net loss to net cash used in operating activities
Issuance of common stock in payment of expenses	—	3,440

Change in assets and liabilities:

Other assets	(340)	—

Net cash used in operating activities	(5,000)	(417)

Cash flows from financing activities

Increase in advances from related parties	5,000	417

Net cash provided by financing activities	5,000	417

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$—

Noncash investing and financing activities

Issuance of common stock to acquire a note receivable	$20,000	$—

Issuance of common stock in payment of expenses	$—	$3,440

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the quarters ended November 30, 2000 and 1999 include the accounts of 1st Realty Investments, Inc. (formerly First National Realty Associates, Inc.) and its wholly-owned subsidiary (collectively, the “Company”). All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is responsible for making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The Company is an Arizona-based company that was formed in Georgia in October 1988, and became a publicly-held Nevada company through a merger into Emphatic Mergers, Inc. a publicly-held corporation on April 11, 1990. The name of the corporation was changed from First National Realty Associates, Inc. to 1st Realty Investments, Inc. on July 13, 2000.

The Company was founded with the intended purpose of becoming primarily a national residential real estate brokerage company, focusing on relatively affluent markets in geographically diverse market areas. Between 1988 and 1991, the Company grew primarily through the acquisition of other real estate brokerage companies in multiple states. However, principally due to the downturn in the real estate industry in the early 1990’s, the Company was unable to generate profitable operations. On April 6, 1992, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Georgia to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). On January 21, 1993, the Company’s Chapter 11 case was voluntarily converted to a case under Chapter 7 of the Bankruptcy Code. All of the Company’s assets were subsequently liquidated and the proceeds distributed, and the bankruptcy was dismissed on September 27, 1994. From that date through the end of fiscal 2000, the Company had no operations. It did, however, incur approximately $51,000 in administrative and legal expenses during that time. The Company paid for these costs either by issuing common stock or through advances it received from Great Western Land and Recreation, Inc. (“Great Western”), formerly Amortibanc Management L.C.

On September 22, 2000, the Company purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock.

Great Western is a related company that owns 14.3% of the Company’s common stock as of June 15, 2002.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE A – BACKGROUND AND BASIS OF PRESENTATION – CONTINUED

The Company filed its last annual report on Form 10-K for the year ended August 31, 1991, and its last quarterly report on Form 10-Q for the quarter ended November 30, 1991, on or about December 13, 1991 and January 21, 1992, respectively. It has not filed annual reports for the years ended August 31, 1992 through 2000, or quarterly reports for the quarters ended February 28, 1992 through May 31, 2000. Quarterly reports for the quarters ended November 30, 2000 through February 28, 2002 and an annual report on Form 10-KSB for the fiscal year ended August 31, 2001 are being filed concurrently with this quarterly report on Form 10-QSB. Due to changes in personnel and the lack of availability of records kept by such personnel prior to 2000, the Company has determined that certain of its records for the fiscal years 1992 through 2000 are not available and therefore not able to be audited and the cost of recreating and auditing such records, if such recreation were possible, would not be justified in light of the age of the information and its relevancy to the Company’s current operations. Therefore, the Company does not intend to prepare or file annual or quarterly reports for the periods set forth above through the year ended August 31, 2000.

NOTE B – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of commons shares outstanding during the period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarters ended November 30, 2000 and 1999, the shares issuable upon the exercise of the stock options which were not included in the calculation because they were antidilutive were 750,000.

NOTE C – NOTES RECEIVABLE

Notes receivable consists of a $20,000 note issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%, principal and interest payable as lots are sold and released, with any outstanding balance due in September 2003. This note receivable was purchased from Great Western in September 2000 in exchange for 500,000 shares of the Company’s common stock.

NOTE D – PAYABLES TO RELATED ENTITIES

Related entity payables consists of a payable to Great Western resulting from advances made by Great Western to the Company to allow the Company to pay its expenses.

NOTE E – COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of November 30, 2000 or as of the filing date of this report, other than as discussed in Note G.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE F – RELATED PARTY TRANSACTIONS

On September 22, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. At November 30, 2000, advances from Great Western totaled $22,841, consisting of advances made by Great Western to fund administrative and legal expenses of the Company.

Jay Torok, the Chairman of the board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, a member of the board of directors is also the Senior Vice President of Great Western.

The Company utilizes office space at the office of Great Western. The Company is using this space free of charge.

See Note G for discussion of other related party transactions subsequent to November 30, 2000.

NOTE G – SUBSEQUENT EVENTS

On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future.

Great Western entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001, in order to induce Great Western to amend and extend the original merger agreement, quepasa.com loaned Great Western $500,000 (“the loan”). This loan was secured by 1st Realty’s investment in Laguna. In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. Great Western believes that it is entitled to this termination fee, which would result in the loan being deemed paid in full, and has filed a declaratory judgment action against quepasa.com on that issue. quepasa.com has filed a counterclaim, alleging that it is entitled to the termination fee and seeking to foreclose on the loan. quepasa.com has named 1st Realty as a third-party defendant to its counterclaim because 1st Realty’s investment in Laguna was pledged as collateral for the loan. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on 1st Realty’s financial condition, results of operations or cash flows.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE H – RECENT ACCOUNTING PROUNOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets: (“SFAS 144”). SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company as of January 1, 2002. The Company does not expect the implementation of SFAS 144 to have a material effect on its financial condition or results of operations.

Item 2. Plan of Operations

         The following discussion includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, elsewhere in this Form 10-QSB and in the Company’s other filings with the SEC

Overview

         1st Realty Investments, Inc. is incorporated in the state of Nevada. We are an Arizona-based company that was formed in Georgia in October 1988, and became a publicly-held company through a merger into Emphatic Mergers, Inc. a publicly-held Nevada corporation on April 11, 1990. We changed our name from First National Realty Associates, Inc. to 1st Realty Investments, Inc. on July 13, 2000.

         We were founded with the intended purpose of becoming primarily a national residential real estate brokerage company, focusing on relatively affluent markets in geographically diverse market areas. Between 1988 and 1991, we grew primarily through the acquisition of other real estate brokerage companies in multiple states. However, principally due to the downturn in the real estate industry in the early 1990’s, we were unable to generate profitable operations. On April 6, 1992, we filed a voluntary petition in the United States Bankruptcy Court for the District of Georgia to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). On January 21, 1993, we voluntarily converted our petition to a case under Chapter 7 of the Bankruptcy Code. All of our assets were subsequently liquidated and the proceeds distributed, and the bankruptcy was dismissed on September 27, 1994. From that date through the end of fiscal 2000, we had no operations. We did, however, incur approximately $51,000 in administrative and legal expenses during that time. We paid for these costs either by issuing common stock or through advances we received from Great Western Land and Recreation, Inc. (“Great Western”), formerly Amortibanc Management L.C.

         On September 22, 2000, we purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of common stock.

         Great Western is a related company that owns 14.3% of the Company’s common stock as of June 15, 2002.

         We filed our last annual report on Form 10-K for the year ended August 31, 1991, and our last quarterly report on Form 10-Q for the quarter ended November 30, 1991, on or about December 13, 1991 and January 21, 1992, respectively. We have not filed annual reports for the years ended August 31, 1992 through 2000, or quarterly reports for the quarters ended February 28, 1992 through May 31, 2000. Quarterly reports for the quarters ended November 30, 2000 through February 28, 2002 and an annual report on Form 10-KSB for the fiscal year ended August 31, 2001 are being filed concurrently with this quarterly report on Form 10-QSB. Due to changes in personnel and the lack of availability of records kept by such personnel prior to 2000, we have determined that certain of our records for the fiscal years 1992 through 2000 are not available and therefore not able to be audited and the cost of recreating and auditing such records, if such recreation were possible, would not be justified in light of the age of the information and its relevancy to our current operations. Therefore, we do not intend to prepare or file annual or quarterly reports for the periods set forth above through the year ended August 31, 2000.

     Our business plan is to use our limited resources to search for, investigate and acquire or participate in a business opportunity.

Results of Operations

Quarter ended November 30, 2000 (first quarter of fiscal 2001) compared to the quarter ended November 30, 1999 (first quarter of fiscal 2000)

         Interest income. Interest income was $340 in the first quarter of fiscal 2001 compared to zero in the first quarter of fiscal 2000. Interest income is related to the $20,000 note receivable we purchased from Great Western.

         General and administrative expense. General and administrative expense increased $1,143 to $5,000 in the first quarter of fiscal 2001 from $3,857 in the first quarter of fiscal 2000. General and administrative expense consisted of legal, accounting and other expenses.

Liquidity and Capital Resources

         Cash used in operating activities was $5,000 in the first quarter of fiscal 2001 compared to $417 in the first quarter of fiscal 2000. Cash used in operations in the first quarter of fiscal 2001 consisted of our net loss of $4,660 and an increase in other assets (consisting of accrued interest on the note receivable) of $340.

         Cash provided by financing activities was $5,000 in the first quarter of fiscal 2001 compared to $417 in the first quarter of fiscal 2000. Cash provided by financing activities consisted of increases in advances from Great Western.

         Our cash balance at November 30, 2000 was zero. Our limited cash requirements have been funded by advances from Great Western. We cannot presently foresee the cash requirements of any business opportunities that we may ultimately acquire. However, since it is likely that any business we acquire will be involved in active business operations, we anticipate that an acquisition will result in increased cash requirements as well as increases in the number of employees.

Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets: (“SFAS 144”). SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for us as of January 1, 2002. We do not expect the implementation of SFAS 144 to have a material effect on our financial condition or results of operations.

Business Risks and Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often characterized by the use of words such as “may,” “believes,” “plans,” “will,” “anticipates,” “estimates,” “expects,” or “intends” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-QSB are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward-looking statements. You are cautioned not to place undue reliance on any such forward-looking statements. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business opportunity, and competitive factors.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         We are not a party to any pending legal proceedings and, to the best of our knowledge, no litigation by or against us has been threatened other than as discussed below.

         Great Western entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001, in order to induce Great Western to amend and extend the original merger agreement, quepasa.com loaned Great Western $500,000. This loan was secured by 1st Realty’s investment in Laguna. In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. Great Western believes that it is entitled to this termination fee, which would result in the loan being deemed paid in full, and has filed a declaratory judgment action against quepasa.com on that issue. quepasa.com has filed a counterclaim, alleging that it is entitled to the termination fee and seeking to foreclose on the loan. quepasa.com has named 1st Realty as a third-party defendant to its counterclaim because 1st Realty’s investment in Laguna was pledged as collateral for the loan. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on 1st Realty’s financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

         On September 22, 2000, we issued 500,000 shares of common stock to Great Western in exchange for a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. The shares issued are subject to an exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST REALTY INVESTMENTS, INC. (Registrant)

Date: June 24, 2002	By	/s/ William Szilagyi William Szilagyi President (Duly Authorized Officer and Principal Financial Officer)