Form 10QSB
period 2001-02-28
1ST REALTY INVESTMENTS INC
filed 2002-06-25
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2001

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

1ST REALTY INVESTMENTS, INC.

CONTENTS

PAGE

Part I

Financial Information

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis	9

Part II

Other Information

Item 1. Legal Proceedings	12

Item 2. Changes in Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	13

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2001	2000

	(Unaudited)
ASSETS

Cash and cash equivalents	$6,362	$—

Notes receivable, net	70,074	—

Property and equipment, net	1,117	—

Investment in unconsolidated company	858,258	—

Other assets	14,537	—

	$950,348	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Payable to related entities	$1,052,851	$17,841

Accounts payable and other accrued liabilities	18,535	—

Total liabilities	1,071,386	17,841

Stockholders’ equity (deficit)

Common stock, $0.001 par value; 25,000,000 shares authorized; 17,518,525 and 16,018,525 shares issued at February 28, 2001 and August 31, 2000, respectively	17,519	16,019

Additional paid-in capital	45,401	16,901

Accumulated deficit	(183,958)	(50,761)

Treasury stock, at cost, 651,972 shares at February 28, 2001 and August 31, 2000	—	—

Total stockholders’ equity (deficit)	(121,038)	(17,841)

	$950,348	$—

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended February 28,		Six months ended February 28,

	2001	2000	2001	2000

Interest income	$13,479	$—	$13,819	$—

General and administrative expense	111,341	100	116,341	3,957

Operating loss	(97,862)	(100)	(102,522)	(3,957)

Other expense

Interest expense	(12,601)	—	(12,601)	—

Equity in losses of unconsolidated company	(18,074)	—	(18,074)	—

	(30,675)	—	(30,675)	—

Net loss	$(128,537)	$(100)	$(133,197)	$(3,957)

Net loss per common and common equivalent share

Basic	$(0.01)	$—	$(0.01)	$—

Diluted	$(0.01)	$—	$(0.01)	$—

Weighted average common and common equivalent shares outstanding

Basic	17,174,081	16,018,525	16,783,718	16,018,525

Diluted	17,174,081	16,018,525	16,783,718	16,018,525

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended February 28,

	2001	2000

Cash flows from operating activities

Net loss	$(133,197)	$(3,957)

Adjustments to reconcile net loss to net cash used in operating activities

Bad debt expense	110,301	—

Depreciation and amortization	406	—

Undistributed losses of unconsolidated company	18,074	—

Accretion of interest income	(11,081)	—

Issuance of common stock in payment of expenses	—	3,440

Change in assets and liabilities (net of businesses acquired):

Other assets	(889)	—

Accounts payable and other accrued liabilities	(14,545)	—

Net cash used in operating activities	(30,931)	(517)

Cash flows from investing activities

Collection of notes receivable	44,367	—

Cash acquired through purchase of investments in businesses	18,632	—

Net cash provided by investing activities	62,999	—

Cash flows from financing activities

Increase (decrease) in advances from related parties	(25,706)	517

Net increase in cash and cash equivalents	6,362	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$6,362	$—

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$—

Noncash investing and financing activities

Issuance of common stock to acquire a note receivable	$20,000	$—

Issuance of common stock and a note payable to a related party to acquire investments in businesses	$961,629	$—

Issuance of common stock in payment of expenses	$—	$3,440

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the three month and six month periods ended February 28, 2001 and 2000 include the accounts of 1st Realty Investments, Inc. (formerly First National Realty Associates, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

On September 22, 2000, the Company purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of common stock. The most significant of these interests were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The acquisitions of the ownership interests in the nine entities from Great Western are accounted for by the purchase method of accounting. The 25.52% interest in Laguna is being accounted for on the equity method since acquisition and the accounts of Firebird Financial are consolidated in these financial statements. The excess cost over the Company’s interest in the net equity of Laguna is included in the “investments in unconsolidated company” on the balance sheet and is being amortized over the life of the Laguna apartment complex.

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

NOTE B – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of commons shares outstanding during the period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the three and six month periods ended February 28, 2001 and 2000, the shares issuable upon the exercise of the stock options which were not included in the calculation because they were antidilutive were 750,000.

NOTE C – NOTES RECEIVABLE

Notes receivable consist primarily of second mortgage loans made to individuals, which are reported net of unamortized discount of $42,311 and an allowance for doubtful accounts of $110,301 at February 28, 2001. The notes have original maturities of 3 to 5 years and bear interest at effective rates of 19.0% to 33.6%. Principal and interest are payable monthly based on 15-year amortization schedules with the remaining balances due at maturity.

Notes receivable also includes a $20,000 note issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%, principal and interest payable as lots are sold and released, with any outstanding balance due in September 2003. This note receivable was purchased from Great Western in September 2000 in exchange for 500,000 shares of the Company’s common stock.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE D – PAYABLES TO RELATED ENTITIES

Related entity payables are as follows at February 28, 2001:

Great Western(1)	$1,032,851

JPMH Ltd Partnership(2)	20,000

$1,052,851

(1)	The advances from Great Western were made primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. These advances bear interest at 8% per annum beginning in 2001 and are payable on demand.

(2)	JPMH Ltd. Partnership holds a 49% ownership interest in Firebird Financial.

NOTE E – COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of February 28, 2001 or as of the filing date of this report, other than as discussed in Note G.

NOTE F – RELATED PARTY TRANSACTIONS

On September 22, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At February 28, 2001, advances from Great Western totaled $1,032,851, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company has pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party (see Note G).

Jay Torok, the Chairman of the board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, a member of the board of directors is also the Senior Vice President of Great Western.

The Company utilizes office space at the office of Great Western. The Company is using this space free of charge.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE G – SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis

         The following discussion includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, elsewhere in this Form 10-QSB and in the Company’s other filings with the SEC.

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

         On September 22, 2000, we purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of our common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of common stock. The most significant of these interest were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future.

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

Results of Operations

Quarter ended February 28, 2001 (second quarter of fiscal 2001) compared to the quarter ended February 28, 2000 (second quarter of fiscal 2000)

         Interest income. Interest income was $13,479 in the second quarter of fiscal 2001 compared to zero in the second quarter of fiscal 2000. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western. Firebird Financial was acquired in December 2000 and the note receivable was purchased in September 2000.

         General and administrative expense. General and administrative expense increased $111,241 to $111,341 in the second quarter of fiscal 2001 from $100 in the second quarter of fiscal 2000. General and administrative expense in the second quarter of fiscal 2001 consisted of $110,301 in charge-offs of uncollectible notes receivable carried by Firebird Financial and $1,040 of management, legal and accounting fees, primarily related to Firebird Financial. General and administrative expense in the second quarter of fiscal 2000 consisted of legal and other expenses.

         Interest Expense. Interest expense was $12,601 in the second quarter of fiscal 2001 compared to zero in the second quarter of fiscal 2000. The interest expense is related to the advances we received from Great Western. Beginning in January 2001, interest at 8% per annum began to accrue on these advances.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $18,074 in the second quarter of fiscal 2001 compared to zero in the second quarter of fiscal 2000. Laguna was purchased in December 2000.

Six months ended February 28, 2001 (first six months of fiscal 2001) compared to the six months ended February 28, 2000 (first six months of fiscal 2000)

         Interest income. Interest income was $13,819 in the first six months of fiscal 2001 compared to zero in the first six months of fiscal 2000. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western. Firebird Financial was acquired in December 2000 and the note receivable was purchased in September 2000.

         General and administrative expense. General and administrative expense increased $112,384 to $116,341 in the first six months of fiscal 2001 from $3,957 in the first six months of fiscal 2000. General and administrative expense in the first six months of fiscal 2001 consisted of $110,301 in charge-offs of uncollectible notes receivable carried by Firebird Financial and $6,040 of management, legal and accounting fees, primarily related to Firebird Financial. General and administrative expense in the first six months of fiscal 2000 consisted of legal and other expenses.

         Interest Expense. Interest expense was $12,601 in the first six months of fiscal 2001 compared to zero in the first six months of fiscal 2000. The interest expense is related to the advances we received from Great Western. Beginning in January 2001, interest at 8% per annum began to accrue on these advances.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $18,074 in the first six months of fiscal 2001 compared to zero in the first six months of fiscal 2000. Laguna was purchased in December 2000.

Liquidity and Capital Resources

         Cash used in operating activities was $30,931 in the first six months of fiscal 2001 compared to $517 in the first six months of fiscal 2000. Cash used in operations in the first six months of fiscal 2001 consisted of our net loss of $133,197, an increase in other assets of $889 and a decrease in accounts payable and other accrued liabilities of $14,545 offset by net non-cash expenses of $117,700. Net non-cash expenses consisted of $110,301 in bad debt expense, $18,074 in undistributed losses related to our equity investment in Laguna and $406 in depreciation and amortization expense offset by $11,081 of accretion of interest income.

         Cash provided by investing activities was $62,999 in the first six months of fiscal 2001 compared to $-0- in the first six months of fiscal 2000. Cash provided by investing activities in the first six months of fiscal 2001 consisted of cash acquired through purchase of investments in businesses of $18,632 and collections of notes receivable of $44,367. The investments in businesses were financed by a $951,629 advance from Great Western and by the issuance to Great Western of 1,000,000 shares of our common stock.

         Cash used in financing activities was $25,706 in the first six months of 2001 compared to cash provided of $517 in the first six months of 2000. Cash used in financing activities in the first six months of 2001 consisted of a net decrease in advances from related parties (primarily Great Western).

         Our cash balance at February 28, 2001 was $6,362. Our limited cash requirements have been funded primarily by advances from Great Western. We cannot presently foresee the cash requirements of any business opportunities that we may ultimately acquire. However, since it is likely that any business we acquire will be involved in active business operations, we anticipate that an acquisition will result in increased cash requirements as well as increases in the number of employees.

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

         On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of our common stock. The shares issued are subject to an exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933.

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