Form 10QSB
period 2001-05-31
1ST REALTY INVESTMENTS INC
filed 2002-06-25
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2001

Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________.

Commission file number 0-18808

1st Realty Investments, Inc.
(Name of small business issuer as specified in its charter)

Nevada	13-3530765

(State or other jurisdiction	(IRS Employer Identification No.)

of incorporation or organization)

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2001	2000

	(Unaudited)
ASSETS

Cash and cash equivalents	$5,744	$—

Notes receivable, net	69,242	—

Property and equipment, net	907	—

Investment in unconsolidated company	826,668	—

Other assets	14,267	—

	$916,828	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Payable to related entities	$1,075,301	$17,841

Accounts payable and other accrued liabilities	15,646	—

Total liabilities	1,090,947	17,841

Stockholders’ equity (deficit)

Common stock, $0.001 par value; 25,000,000 shares authorized;

17,518,525 and 16,018,525 shares issued at May 31, 2001 and August 31, 2000, respectively	17,519	16,019

Additional paid-in capital	45,401	16,901

Accumulated deficit	(237,039)	(50,761)

Treasury stock, at cost, 651,972 shares at May 31, 2001 and August 31, 2000	—	—

Total stockholders’ equity (deficit)	(174,119)	(17,841)

	$916,828	$—

         The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended May 31,		Nine months ended May 31,

	2001	2000	2001	2000

Interest income	$2,479	$—	$16,298	$—

General and administrative expense	4,320	83	120,661	4,040

Operating loss	(1,841)	(83)	(104,363)	(4,040)

Other expense

Interest expense	(19,650)	—	(32,251)	—

Equity in losses of unconsolidated company	(31,590)	—	(49,664)	—

	(51,240)	—	(81,915)	—

Net loss	$(53,081)	$(83)	$(186,278)	$(4,040)

Net loss per common and common equivalent share

Basic	$—	$—	$(0.01)	$—

Diluted	$—	$—	$(0.01)	$—

Weighted average common and common equivalent shares outstanding

Basic	17,518,525	16,018,525	17,031,346	16,018,525

Diluted	17,518,525	16,018,525	17,031,346	16,018,525

         The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended May 31

	2001	2000

Cash flows from operating activities

Net loss	$(186,278)	$(4,040)

Adjustments to reconcile net loss to net cash used in operating activities

Bad debt expense	110,301	—

Depreciation and amortization	1,015	—

Undistributed losses of unconsolidated company	49,664	—

Accretion of interest income	(11,081)	—

Issuance of common stock in payment of expenses	—	3,440

Change in assets and liabilities (net of businesses acquired):

Other assets	(1,018)	—

Accounts payable and other accrued liabilities	(17,434)	—

Net cash used in operating activities	(54,831)	(600)

Cash flows from investing activities

Collection of notes receivable	45,199	—

Cash acquired through purchase of investments in businesses	18,632	—

Net cash provided by investing activities	63,831	—

Cash flows from financing activities

Increase (decrease) in advances from related parties	(3,256)	600

Net increase in cash and cash equivalents	5,744	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$5,744	$—

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$—

Noncash investing and financing activities

Issuance of common stock to acquire a note receivable	$20,000	$—

Issuance of common stock and a note payable to a related party to acquire investments in businesses	$961,629	$—

Issuance of common stock in payment of expenses	$—	$3,440

         The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the three month and nine month periods ended May 31, 2001 and 2000 include the accounts of 1st Realty Investments, Inc. (formerly First National Realty Associates, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

On September 22, 2000, the Company purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of common stock. The most significant of these interests were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., (“Laguna”) which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C, (“Firebird Financial”) an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The acquisitions of the ownership interests in the nine entities from Great Western are accounted for by the purchase method of accounting. The 25.52% interest in Laguna is being accounted for on the equity method since acquisition and the accounts of Firebird Financial are consolidated in these financial statements. The excess cost over the Company's interest in the net equity of Laguna is included in the “investments in unconsolidated company” on the balance sheet and is being amortized over the life of the Laguna apartment complex.

Great Western is a related company that owns 14.3% of the Company’s common stock as of June 15, 2002.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

NOTE B – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of commons shares outstanding during the period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the three and nine month periods ended May 31, 2001 and 2000, the shares issuable upon the exercise of the stock options which were not included in the calculation because they were antidilutive were 750,000.

NOTE C — NOTES RECEIVABLE

Notes receivable consist primarily of second mortgage loans made to individuals, which are reported net of unamortized discount of $42,311 and an allowance for doubtful accounts of $110,301 at May 31, 2001. The notes have original maturities of 3 to 5 years and bear interest at effective rates of 19.0% to 33.6%. Principal and interest are payable monthly based on 15-year amortization schedules with the remaining balances due at maturity.

Notes receivable also includes a $20,000 note issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%, principal and interest payable as lots are sold and released, with any outstanding balance due in September 2003. This note receivable was purchased from Great Western in September 2000 in exchange for 500,000 shares of the Company’s common stock.

1ST REALTY INVESTMENTS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D – PAYABLES TO RELATED ENTITIES

Related entity payables are as follows at May 31, 2001:

Great Western (1)	$1,061,455

JPMH Ltd Partnership (2)	13,846

$1,075,301

(1)	The advances from Great Western were made primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. These advances bear interest at 8% per annum beginning in 2001 and are payable on demand.

(2)	JPMH Ltd. Partnership holds a 49% ownership interest in Firebird Financial.

NOTE E — COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of May 31, 2001 or as of the filing date of this report, other than as discussed in Note G.

NOTE F – RELATED PARTY TRANSACTIONS

On September 22, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At May 31, 2001, advances from Great Western totaled $1,061,455, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company has pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party (see Note G).

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

         We were founded with the intended purpose of becoming primarily a national residential real estate brokerage company, focusing on relatively affluent markets in geographically diverse market areas. Between 1988 and 1991, we grew primarily through the acquisition of other real estate brokerage companies in multiple states. However, principally due to the downturn in the real estate industry in the early 1990’s, we were unable to generate profitable operations. On April 6, 1992, we filed a voluntary petition in the United States Bankruptcy Court for the District of Georgia to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). On January 21, 1993, we voluntarily converted our petition to a case under Chapter 7 of the Bankruptcy Code. All of our assets were subsequently liquidated and the proceeds distributed, and the bankruptcy was dismissed on September 27, 1994. From that date through the end of fiscal 2000, we had no operations. We did, however, incur approximately $51,000 in administrative and legal expenses during that time. We paid for these costs either by issuing common stock or through advances we received from Great Western Land and Recreation, Inc. (“Great Western”), formerly Amortibanc Management, L.C.

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

Results of Operations

Quarter ended May 31, 2001 (third quarter of fiscal 2001) compared to the quarter ended May 31, 2000 (third quarter of fiscal 2000)

         Interest income. Interest income was $2,479 in the third quarter of fiscal 2001 compared to zero in the third quarter of fiscal 2000. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western. Firebird Financial was acquired in December 2000 and the note receivable was purchased in September 2000.

         General and administrative expense. General and administrative expense increased $4,237 to $4,320 in the third quarter of fiscal 2001 from $83 in the third quarter of fiscal 2000. General and administrative expense in the third quarter of fiscal 2001 consisted of management, legal and accounting fees, primarily related to Firebird Financial. General and administrative expense in the third quarter of fiscal 2000 consisted of legal and other expenses.

         Interest Expense. Interest expense was $19,650 in the third quarter of fiscal 2001 compared to zero in the third quarter of fiscal 2000. The interest expense is related to the advances we received from Great Western. Beginning in January 2001, interest at 8% per annum began to accrue on these advances.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $31,590 in the third quarter of fiscal 2001 compared to zero in the third quarter of fiscal 2000. Laguna was purchased in December 2000.

Nine months ended May 31, 2001 (first nine months of fiscal 2001) compared to the nine months ended May 31, 2000 (first nine months of fiscal 2000)

         Interest income. Interest income was $16,298 in the first nine months of fiscal 2001 compared to zero in the first nine months of fiscal 2000. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western. Firebird Financial was acquired in December 2000 and the note receivable was purchased in September 2000.

         General and administrative expense. General and administrative expense increased $116,621 to $120,661 in the first nine months of fiscal 2001 from $4,040 in the first nine months of fiscal 2000. General and administrative expense in the first nine months of fiscal 2001 consisted of $110,301 in charge- offs of uncollectible notes receivable carried by Firebird Financial and $10,360 of management, legal and accounting fees, primarily related to Firebird Financial. General and administrative expense in the first nine months of fiscal 2000 consisted of legal and other expenses.

         Interest Expense. Interest expense was $32,251 in the first nine months of fiscal 2001 compared to zero in the first nine months of fiscal 2000. The interest expense is related to the advances we received from Great Western. Beginning in January 2001, interest at 8% per annum began to accrue on these advances.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $49,664 in the first nine months of fiscal 2001 compared to zero in the first nine months of fiscal 2000. Laguna was purchased in December 2000.

Liquidity and Capital Resources

         Cash used in operating activities was $54,831 in the first nine months of fiscal 2001 compared to $600 in the first nine months of fiscal 2000. Cash used in operations in the first nine months of fiscal 2001 consisted of our net loss of $186,278, an increase in other assets of $1,018 and a decrease in accounts payable and other accrued liabilities of $17,434 offset by net non-cash expenses of $149,899. Net non-cash expenses consisted of $110,301 in bad debt expense, $49,664 in undistributed losses related to our equity investment in Laguna and $1,015 in depreciation and amortization expense offset by $11,081 of accretion of interest income.

         Cash provided by investing activities was $63,831 in the first nine months of fiscal 2001 compared to $-0- in the first nine months of fiscal 2000. Cash provided by investing activities in the first nine months of fiscal 2001 consisted of cash acquired through purchase of investments in businesses of $18,632 and collections of notes receivable of $45,199. The investments in businesses were financed by a $951,629 advance from Great Western and by the issuance to Great Western of 1,000,000 shares of our common stock.

         Cash used in financing activities was $3,256 in the first nine months of fiscal 2001 compared to cash provided of $600 in the first nine months of fiscal 2000. Cash used in the first nine months of fiscal 2001 consisted of a net decrease in advances from related parties (primarily Great Western).

         Our cash balance at May 31, 2001 was $5,744. Our limited cash requirements have been funded primarily by advances from Great Western. We cannot presently foresee the cash requirements of any business opportunities that we may ultimately acquire. However, since it is likely that any business we acquire will be involved in active business operations, we anticipate that an acquisition will result in increased cash requirements as well as increases in the number of employees.

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

Business Risks and Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often characterized by the use of words such as “may,” “believes,” “plans,” “will,” “anticipates,” “estimates,” “expects,” or “intends” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-QSB are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward- looking statements. You are cautioned not to place undue reliance on any such forward-looking statements. We have no obligation to publicly release the result of any revisions which may be made to any forward-

looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business opportunity, and competitive factors.

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

         Not Applicable.

Item 5. Other Information

         Not Applicable.

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