Form 10KSB
period 2001-08-31
1ST REALTY INVESTMENTS INC
filed 2002-06-25
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

         Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2001.

         Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_______to_______.

Commission file number 0-18808

1st Realty Investments, Inc.
(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3530765 (IRS Employer Identification No.)

5115 N. Scottsdale Road, Suite 101, Scottsdale, AZ (Address of principal executive offices)	85250 (Zip Code)

Registrant’s telephone number: (480) 949-6007

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes          No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant’s revenues for the fiscal year ended August 31, 2001, were $18,898.

There is currently no active trading market for the Registrant’s common stock. There have been no trades of the Registrant’s common stock within the last 60 days. The aggregate value of the voting stock held by non-affiliates of the registrant as of May 10, 2002 based on the par value of $0.001 per share was $14,317.

The number of shares of the Registrant’s Common Stock outstanding at June 15, 2002 was 17,518,525.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes       No

PART I

Item 1.      Business

History

         1st Realty Investments, Inc. (formerly First National Realty Associates, Inc.) (the “Company”) is incorporated in the state of Nevada, We are an Arizona-based company that was formed in Georgia in October 1988, and became a publicly-held Nevada company through a merger into Emphatic Mergers, Inc. a publicly-held corporation on April 11, 1990. We changed our name from First National Realty Associates, Inc. to 1st Realty Investments, Inc. on July 13, 2000.

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

         On September 22, 2000, we purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of our common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of our common stock. The most significant of these interests were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., (“Laguna”) which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C, (“Firebird Financial”) an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future.

         Great Western is a related company that owns 14.3% of our common stock as of May 31, 2002.

         We filed our last annual report on Form 10-K for the year ended August 31, 1991, and our last quarterly report on Form 10-Q for the quarter ended November 30, 1991, on or about December 13, 1991 and January 21, 1992, respectively. We have not filed annual reports for the years ended August 31, 1992 through 2000, or quarterly reports for the quarters ended February 28, 1992 through May 31, 2000. Quarterly reports for the quarters ended November 30, 2000 through February 28, 2002 are being filed concurrently with this annual report on Form 10-KSB. Due to changes in personnel and the lack of availability of records kept by such personnel prior to 2000, we have determined that certain of our records for the fiscal years 1992 through 2000 are not available and therefore not able to be audited and the cost of recreating and auditing such records, if such recreation were possible, would not be justified in light of the age of the information and its relevancy to our current operations. Therefore, we do not intend to prepare or file annual or quarterly reports for the periods set forth above through the year ended August 31, 2000.

Business Plan

         Our business plan is to use our limited resources to search for, investigate and acquire or participate in a business opportunity.

Regulation

         The financing activities of Firebird Financial are subject to extensive regulation, including regulation under the Truth-in-Lending Act, Regulation Z (the Fair Housing Act), the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act, Regulation B (the Electronic Funds Transfer Act), Regulation E (the Home Mortgage Disclosure Act), Regulation C (Unfair or Deceptive Acts or Practices), Regulation AA and the Right to Financial Privacy Act. In addition, Laguna must comply with various federal, state and local environmental, zoning and other statutes and regulations.

         We believe that we are in compliance in all material respects with applicable regulations. However, these regulations are subject to change and we cannot assess the cost of complying with all of the applicable laws and regulations. Our failure to comply with applicable laws or regulations could subject us to large fines or other costly activities to come into compliance.

Competition

         The financing activities of Firebird Financial compete with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. However, Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future.

Facilities

         Our office is located at the office of Great Western, at 5115 N. Scottsdale Road, Suite 101, Scottsdale, Arizona 85250. We are using this space free of charge.

Employees

         We have no employees. Our business and affairs are handled by directors who provide services on an as needed basis. We may engage consultants, attorneys, and accountants on a limited basis, and do not anticipate a need to engage any full-time employees until we identify and consummate a transaction with a business opportunity.

Item 2.      Description of Property.

         We do not own any property and conduct our limited operations from the office of Great Western. (See “Item 1. Description of Business: Facilities.”)

Item 3.      Legal Proceedings

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

Item 4.      Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

         There is currently no active trading market for our common stock, and there can be no assurance that an active or liquid trading market for our common stock will develop in the future.

         We act as our own transfer agent. According to our records, at June 15, 2002, there were 7,593 holders of record of our common stock, including broker-dealers and clearing firms holding shares on behalf of their clients.

         No dividends have ever been paid on our common stock, and we do not anticipate paying dividends in the foreseeable future.

Item 6.      Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         This Annual Report to Stockholders includes “forward-looking statements” as that term is defined in Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are often characterized by the use of words such as “may,” “believes,” “plans,” “will,” “anticipates,” “estimates,” “expects,” or “intends” or by discussions of strategy, plans or intentions. All forward-looking statements in this Annual Report to Stockholders are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward-looking statements. You are cautioned not to place undue reliance on any such forward-looking statements. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination, competitive factors and other risk factors as set forth in Exhibit 99.1 of this Annual Report to Stockholders and in our other filings with the Securities and Exchange Commission.

Overview

         On April 6, 1992, we filed a voluntary petition in the United States Bankruptcy Court for the District of Georgia to reorganize under Chapter 11 of the United States Bankruptcy Code. On January 21, 1993, we voluntarily converted our petition to a case under Chapter 7 of the Bankruptcy Code. All of our assets were subsequently liquidated and the proceeds distributed, and the bankruptcy was dismissed on September 27, 1994. From that date through the end of fiscal 2000, we had no operations. We did, however, incur approximately $51,000 in administrative and legal expenses during that time. We paid for these costs either by issuing common stock or through advances we received from Great Western.

         On September 29, 2000, we purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of common stock. The most significant of these interest were a 25.52% ownership in Laguna, which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial, an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future.

         Great Western is a related company that owns 14.3% of our common stock as of June 15, 2002.

         Our business plan is to use our limited resources to search for, investigate and acquire or participate in a business opportunity.

Results of Operations

Year ended August 31, 2001 compared to year ended August 31, 2000

         Interest income. Interest income was $18,898 in 2001 compared to zero in 2000. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to a $20,000 note receivable we purchased from Great Western. Firebird Financial was acquired in December 2000 and the note receivable was purchased in September 2000.

         General and administrative expense. General and administrative expense increased $121,843 to $126,848 in 2001 from $5,005 in 2000. General and administrative expense in 2001 consisted of $110,301 in charge-offs of uncollectible notes receivable carried by Firebird Financial and $16,547 of management, legal and accounting fees, primarily related to Firebird Financial. General and administrative expense in 2000 consisted of legal and other expenses.

         Interest Expense. Interest expense was $51,684 in 2001 compared to zero in 2000. The interest expense is related to the advances we received from Great Western. In January 2001, interest at 8% per annum began to accrue on these advances.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $83,445 in 2001 compared to zero in 2000. Laguna was purchased in December 2000.

Liquidity and Capital Resources

         Cash used in operating activities was $77,829 in 2001 compared to $685 in 2000. Cash used in operations in 2001 consisted of our net loss of $243,079, an increase in other assets of $1,587 and a decrease in accounts payable and other accrued liabilities of $17,452 offset by net non-cash expenses of $184,289. Net non-cash expenses consisted of $110,301 in bad debt expense, $83,445 in undistributed losses related to our equity investment in Laguna and $1,624 in depreciation and amortization expense offset by $11,081 of accretion of interest income.

         Cash provided by investing activities was $96,651 in 2001 compared to $-0- in 2000. Cash provided by investing activities in 2001 consisted of a distribution of capital from Laguna of $31,900, cash acquired through purchase of investments in businesses of $18,632 and collections of notes receivable of $46,119. Our investments in businesses were financed by a $951,629 advance from Great Western and by the issuance to Great Western of 1,000,000 shares of common stock.

         Cash used in financing activities was $13,023 in 2001 compared to cash provided of $685 in 2000. Cash used in financing activities in 2001 consisted of a net decrease in advances from related parties.

         Our cash balance at August 31, 2001 was $5,799. Our limited cash requirements have been funded primarily by advances from Great Western. We cannot presently foresee the cash requirements of any business opportunities that we may ultimately acquire. However, since it is likely that any business we acquire will be involved in active business operations, we anticipate that an acquisition will result in increased cash requirements as well as increases in the number of employees.

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

Item 7.      Financial Statements

         The consolidated financial statements of the Company listed in the index appearing under Item 13(a)(1) hereof are filed as part of this Annual Report on Form 10-KSB and are hereby incorporated by reference in this Item 7. See also “Index to Consolidated Financial Statements” on page F-1 hereof.

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Prior to August 31, 1991 our financial statements were audited by Deloitte & Touche. From our fiscal year ended August 31, 1991 through our fiscal year ended August 31, 2000 we did not have operations and did not have the funds to pay to have our financial statements audited. In February 2002, we engaged Grant Thornton LLP to audit our financial statements for the year ended August 31, 2001.

         Our audit opinion for the year ended August 31, 1991 contained an unqualified opinion. Our decision to retain Grant Thornton, LLP was approved by our board of directors. We had no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

         The following table sets forth information regarding our current executive officers and directors:

Officer or
Name	Age	Office	Director Since

Jay N. Torok William Szilagyi Roger B. Clark	62 56 67	Chairman President and Board member Board member	1994 1988 1989

         Our board of directors currently consists of three members. All directors hold office until the next Annual Stockholders’ Meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are filed by majority vote of the remaining directors. A summary of the background and experience of each of these individuals follows

         Jay N. Torok served as Chairman of our board of directors, President and Chief Executive Officer from our inception in 1988 until early 1992. He again agreed to serve as our Chairman in 1994, and has held that position since that date. During these periods, Mr. Torok served in various positions with our subsidiary companies, including First National Realty Associates of Georgia, Inc. and Hamer Holding Group, Inc. In mid-1992, together with these subsidiaries, we filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code. All petitions were voluntarily converted to Chapter 7 liquidations and the companies’ assets were liquidated and distributed in 1994. Mr. Torok currently serves as the President and Chief Executive Officer of Amortibanc Management, L.C. since 1993 and as Chairman of the Board, President and Chief Executive Officer of Great Western since its inception. In addition Mr. Torok has served as Executive Vice President of Amortibanc, Inc. and President of Amortibanc Land and Cattle, L.L.C., Southwest Land and Cattle, L.L.C. and Firebird Financial, L.L.C., as well as other Amortibanc affiliates engaged in real estate development or venture capital. Prior to joining the Amortibanc group of companies, from 1986 to 1992, Mr. Torok served as President and Chief Executive Officer of Lone Pine Capital, a venture capital company specialized in acquisitions management. Prior to joining Lone Pine Capital, from 1981 to 1985, Mr. Torok served as President and Chief Executive Officer of Merrill Lynch Realty, Inc. Under Mr. Torok’s management, Merrill Lynch Realty, Inc. grew from 100 offices to over 380 offices in 38 cities in the United States and 4 foreign cities, becoming the world’s largest real estate brokerage firm. Prior to joining Merrill Lynch Realty, Inc., Mr. Torok served in various positions, including President of the Container and Core Division of Clevepak Corporation, a former NYSE listed company, President of Associated Forest Products, Inc., Vice President of Finance of Wausau Paper Mills, a Nasdaq quoted company and Controller of the Forest Products Division and the Land Development Division of Owens Illinois, Inc., a Fortune 100 company. Mr. Torok received his M.B.A. from Dartmouth in 1962 and attended law school at Temple University.

         William Szilagyi has served as a member of our board of directors since 1988. From our inception in 1988 until 1990 he was our Executive Vice President, and in 1991 he became our President and Chief Operating Officer. During this period, Mr. Szilagyi served in various positions with our subsidiary companies, including First National Realty Associates of Georgia, Inc. and Hamer Holding Group, Inc. In 1992, together with these subsidiaries, we filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code. All petitions were voluntarily converted to Chapter 7 liquidations and the companies’ assets were liquidated and distributed in 1994. Mr. Szilagyi currently serves as the Vice President of Operations of Amortibanc Management since 1996 and senior vice president of Great Western since its inception. Since 1998, Mr. Szilagyi has also served as the President of UniLoan, a mortgage brokerage company specializing in the needs of new homebuilders and since 1998 as Vice President and Director of Firebird Financial, L.L.C., a mortgage investment company. Prior to joining the Amortibanc group of companies, Mr. Szilagyi served as President of Merrill Lynch Realty, Inc. / Beach Cities

Company in California. During his tenure with the Merrill Lynch Realty, Inc., Mr. Szilagyi developed a Real Estate Owned Division to address the needs of bank owned properties, turned around multiple unprofitable subsidiaries and created a Resorts Division that managed and marketed resort properties throughout the West. In addition, while with the Merrill Lynch, Mr. Szilagyi created a multilingual international real estate network that targeted properties in Central and South America, Mexico, Canada and the Pacific Rim. Mr. Szilagyi, also served as Marketing Director with Merrill Lynch Realty Associates, Inc. where he wrote the company’s Policy and Procedure Manual and New Sales Associate Training and Marketing Manual. Prior to that, Mr. Szilagyi was employed by the Forest E. Olsen Company, a Coldwell Banker company, where he supervised 18 real estate offices in the greater Los Angeles metropolitan area. Mr. Szilagyi received his degree in business from California State University in 1967. Mr. Szilagyi has written two books and given numerous seminars on the advantages of real property ownership and investment.

         Roger B. Clark has served as a member our board of directors since 1990. Mr. Clark has been president and chief executive officer of GlennCon, Inc. a leading supplier of goods and services to the worldwide public gaming industry since 1984. From 1970 to 1983, Mr. Clark served in several positions with Glendinning Companies, including president of Glendinning Companies, North America from 1978-83, during which time he was responsible for all U.S. operations, including the consulting, retail promotion, telecom and lottery divisions. Prior to that, Mr. Clark was employed by Procter & Gamble. Mr. Clark received his degree in economics from Amherst College in 1955.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. We have not received any copies of such forms during the year ended August 31, 2001. Based solely on a review of our transfer books, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complies with all Section 16(a) filing requirements during such fiscal year, except that William Szilagyi received 100,000 shares of common stock in November 1999 for services rendered to us and each of Jay N. Torok, William Szilagyi and Roger B. Clark received vested stock warrants in November 1999 to purchase 250,000 shares of common stock.

Item 10.      Executive Compensation

         We have not paid any compensation to any officer or director during the past three years, however we have granted stock options and restricted stock to our officers and directors during the past three years. In November 1999, we granted 100,000 shares of restricted stock with an estimated value of $1,000 to our president, William Szilagyi, for services rendered to the Company. Also in November 1999, we granted stock options with an exercise price of $0.10 per share to the following officers and directors:

						Potential Realizable
						Value at Assumed
	Number of	Percent of				Annual Rate of
	Shares of	Total				Stock Price
	Common Stock	Options				Appreciation for the
	Underlying	Granted to				Option Term
	Options	Employees in	Exercise		Expiration
Name	Granted	Fiscal Year	Price	Grant Date	Date	5%	10%

Jay N. Torok	250,000	33.3%	$0.10	11/2/1999	11/2/2009	$—	$—
William Szilagyi	250,000	33.3%	$0.10	11/2/1999	11/2/2009	$—	$—
Roger B. Clark	250,000	33.3%	$0.10	11/2/1999	11/2/2009	$—	$—

         These options were granted under our stock option plan and were fully vested and exercisable on the date of grant. None of our officers or directors exercised options to purchase our common stock during the past three years.

         We currently have no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering our officers or directors.

         We have not made or contemplated making any advances to any of our officers or directors.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of August 31, 2001 concerning ownership of our common stock by each director and officer, by all persons who hold of record or are known by us to hold beneficially of record 5% or more of our outstanding shares and by all directors and officers as a group. On June 15, 2002 there were 17,518,525 shares of our common stock outstanding.

	Shares	Percent of
	Beneficially	Shares
Name and Address of Beneficial Owner	Owned (1)	Outstanding

Five Percent Shareholders:

David Theroux (2)	2,033,424	11.6%

Great Western Land and Recreation, Inc.(3)(6)	2,500,000	14.3%

Willard W. Garvey Revocable Trust(3)(6)	2,500,000	14.3%

Willard W. Garvey Trust Number Thirteen(3)(6)	2,500,000	14.3%

Directors and Executive Officers:

Jay. N Torok(4)(7)	1,839,336	10.4%

William Szilagyi(4)(8)	1,346,521	7.6%

Roger B. Clark(5)(9)	765,810	4.3%

All Directors and Executive Officers as a Group (3 persons)	3,951,667	21.6%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days after June 15, 2002. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder. For purposes of this table, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)	The address for David Theroux is 300 West Douglas, Suite 422, Wichita, KS 67202.

(3)	The address for Great Western Land and Recreation, Inc., the Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen is 5115 N. Scottsdale Road, Suite 101, Scottsdale, AZ 85250. Amortibanc Investments, L.C. beneficially owns 100% of the outstanding shares of Great Western Land and Recreation. Amortibanc Investments disclaims beneficial ownership of these shares. The Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen are the only members of Amortibanc Investments and thereby share beneficial ownership of these shares.

(4)	The address for Messrs. Torok and Szilagyi is 5115 North Scottsdale Road, Suite 101, Scottsdale, AZ 85250.

(5)	The address for Mr. Clark is 6 Cardinal Road, Hilton Head, SC 29926.

(6)	Includes 2,500,000 shares owned by Amortibanc Investments, LC of which the Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen are the only members and, thereby, share beneficial ownership of these shares.

(7)	Includes 1,328,556 shares of common stock owned by Mr. Torok, 81,320 shares owned by Lone Pine Industries, Inc., a company controlled by Mr. Torok, 179,460 shares owned by Western Reserve Environmental Services, a company in which Mr. Torok has an interest, primarily in a joint trust with Anne V. Hodgkins, Mr. Torok’s wife, and 250,000 shares of common stock issuable upon the exercise of vested stock options.

(8)	Includes 1,096,521 shares of common stock owned by Mr. Szilagyi and 250,000 shares of common stock issuable upon the exercise of vested stock options.

(9)	Includes 500,000 shares of common stock owned by Mr. Clark, 15,810 shares owned by Clark-Bemis Lumber Company, a company controlled by Mr. Clark, and 250,000 shares of common stock issuable upon the exercise of vested stock options.

Item 12.      Certain Relationships and Related Transactions

         On September 22, 2000, we purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of our common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of our common stock. The most significant of these interests were a 25.52% ownership in Laguna which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. In addition, Great Western charges us $900 per month for management services it provides to Firebird Financial. Furthermore, Great Western advances us funds to pay our current expenses. At August 31, 2001, advances from Great Western totaled $1,051,688, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. We have also pledged our interest in Laguna as collateral for of a $500,000 loan Great Western received from a third party (see Item 3. Legal Proceedings and Item 13. Notes to Consolidated Financial Statements, Note J).

         Jay Torok, the Chairman of our board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, our president and a member of our board of directors is also the Senior Vice President of Great Western.

         We utilize office space at the office of Great Western. We are using this space free of charge.

Item 13.      Exhibits and Reports on Form 8-K.

         (a)  The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Consolidated Financial Statements

Notes to Consolidated Financial Statements	F-7

(2) Exhibits

The Exhibits which are filed with this Annual Report or which are incorporated herein by reference are set forth in the Exhibit Index which appears on page E-1 hereof, which Exhibit Index is incorporated herein by reference

         (b)  No reports on Form 8-K were filed during fiscal 2001.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST REALTY INVESTMENTS, INC. (Registrant)

Date: June 24, 2002	By /s/ Jay N. Torok

Jay N. Torok Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jay N. Torok	Chairman of the Board (Principal Executive Officer;	June 24, 2002

Jay N. Torok

/s/ William Szilagyi	President and Director (Principal Financial Officer; Principal Accounting Officer)	June 24, 2002

William Szilagyi

/s/ Roger B. Clark	Director	June 24, 2002

Roger B. Clark

1ST REALTY INVESTMENTS, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

1st Realty Investments

We have audited the accompanying consolidated balance sheet of 1st Realty Investments, Inc. as of August 31, 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended August 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Realty Investments as of August 31, 2001 and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Fountain Hills, Arizona
April 16, 2002

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEET
August 31, 2001

ASSETS

Cash and cash equivalents	$5,799

Notes receivable, net	68,322

Property and equipment, net	698

Investment in unconsolidated company	760,987

Other assets	14,436

$850,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Payable to related entities	$1,065,534

Accounts payable and other accrued liabilities	15,628

Total liabilities	1,081,162

Stockholders’ equity (deficit)

Common stock, $0.001 par value; 25,000,000 shares authorized; 17,518,525 shares issued	17,519

Additional paid-in capital	45,401

Accumulated deficit	(293,840)

Treasury stock, at cost, 651,972 shares	—

Total stockholders’ equity (deficit)	(230,920)

$850,242

The accompanying notes are an integral part of this consolidated financial statement.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended August 31,

	2001	2000

Interest income	$18,898	$—

General and administrative expense	126,848	5,005

Operating loss	(107,950)	(5,005)

Other expense

Interest expense	(51,684)	—

Equity in losses of unconsolidated company	(83,445)	—

	(135,129)	—

Net loss	$(243,079)	$(5,005)

Net loss per common and common equivalent share
Basic	$(0.01)	$—

Diluted	$(0.01)	$—

Weighted average common and common equivalent shares outstanding
Basic	17,154,141	16,018,525

Diluted	17,154,141	16,018,525

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Fiscal years ended August 31, 2001 and 2000

	Common stock		Additional
			paid-in	Accumulated	Treasury
	Shares	Amount	capital	deficit	stock	Total

Balance, September 1, 1999	15,586,525	$15,587	$13,013	$(45,756)	$—	$(17,156)

Issuance of shares in payment of expenses	432,000	432	3,888	—	—	4,320

Net loss	—	—	—	(5,005)	—	(5,005)

Balance, August 31, 2000	16,018,525	16,019	16,901	(50,761)	—	(17,841)

Issuance of shares to acquire note receivable	500,000	500	19,500	—	—	20,000

Issuance of shares to acquire businesses	1,000,000	1,000	9,000	—	—	10,000

Net loss	—	—	—	(243,079)	—	(243,079)

Balance, August 31, 2001	17,518,525	$17,519	$45,401	$(293,840)	$—	$(230,920)

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended August 31,

	2001	2000

Cash flows from operating activities

Net loss	$(243,079)	$(5,005)

Adjustments to reconcile net loss to net cash used in operating activities

Bad debt expense	110,301	—

Depreciation and amortization	1,624	—

Undistributed losses of unconsolidated company	83,445	—

Accretion of interest income	(11,081)	—

Issuance of common stock in payment of expenses	—	4,320

Change in assets and liabilities (net of businesses acquired):

Other assets	(1,587)	—

Accounts payable and other accrued liabilities	(17,452)	—

Net cash used in operating activities	(77,829)	(685)

Cash flows from investing activities

Collection of notes receivable	46,119	—

Distribution of capital from unconsolidated company	31,900	—

Cash acquired through purchase of investments in businesses	18,632	—

Net cash provided by investing activities	96,651	—

Cash flows from financing activities
Increase (decrease) in advances from related parties	(13,023)	685

Net increase in cash and cash equivalents	5,799	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$5,799	$—

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$—

Noncash investing and financing activities		—

Issuance of common stock to acquire a note receivable	$20,000	$—

Issuance of common stock and a note payable to a related party to acquire investments in businesses	$961,629	$—

Issuance of common stock in payment of expenses	$—	$4,320

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Basis of presentation and business

1st Realty Investments (formerly First National Realty Associates Nevada, Inc.) (the “Company”) is an Arizona-based company that was formed in Georgia in October 1988, and became a publicly-held company through a merger into Emphatic Mergers, Inc. a publicly-held corporation on April 11, 1990. The name of the corporation was changed from First National Realty Associates, Inc. to 1st Realty Investments on July 13, 2000.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

2. Income taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A — SUMMARY OF ACCOUNTING POLICIES — Continued

2. Income taxes (continued)

are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets that are not expected to be recovered from future operations. At August 31, 2001, the Company has approximately $13,932,000 of tax loss carryforwards, which expire on various dates through 2021, to offset future federal taxable income. No tax benefit has been recognized, as use of the net operating loss is not assured.

3. Use of estimates

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

4. Cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

5. Property and equipment

Property and equipment, consisting of office furniture and equipment, is recorded at cost and is depreciated over useful lives of three to five years using the straight-line method. Accumulated depreciation totaled $3,667 at August 31, 2001. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred.

6. Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the fiscal years ending August 31, 2001 and 2000, the shares issuable upon the exercise of the stock options which were not included in the calculation because they were antidilutive were 750,000.

7. Stock-based compensation

The Company measures compensation expense relating to employee stock awards in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). The Company measures compensation expense relating to non-employee stock awards in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

8. Recent accounting pronouncements

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

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE B — NOTES RECEIVABLE

Notes receivable consist primarily of second mortgage loans made to individuals, which are reported net of unamortized discount of $42,311 and an allowance for doubtful accounts of $110,301 at August 31, 2001. The notes have original maturities of 3 to 5 years and bear interest at effective rates of 19.0% to 33.6%. Principal and interest are payable monthly based on 15-year amortization schedules with the remaining balances due at maturity.

Notes receivable also includes a $20,000 note issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%, principal and interest payable as lots are sold and released, with any outstanding balance due in September 2003. This note receivable was purchased from Great Western in September 2000 in exchange for 500,000 shares of the Company’s common stock.

Maturities for notes receivable as of August 31, 2001 follow:

Year ending August 31,
2002	$36,064

2003	164,870

2004	20,000

$220,934

NOTE C — INVESTMENT IN UNCONSOLIDATED COMPANY

On December 29, 2000, the Company acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., (“Laguna”) which owns an apartment complex in Phoenix, Arizona. This investment is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since December 29, 2000, the date of acquisition. At August 31, 2001, the Company’s investment in Laguna totaled $760,987.

Laguna’s fiscal year ends on December 31. Summarized financial information for Laguna as of August 31, 2001 follows:

As of August 31, 2001

Current assets	$245,920

Noncurrent assets	9,474,147

Total assets	$9,720,067

Current liabilities	$204,141

Noncurrent liabilities	9,442,128

Members’ capital	73,798

$9,720,067

For the eight months ended August 31, 2001

Revenues	$1,009,707

Net loss	(326,980)

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D – PAYABLES TO RELATED ENTITIES

Related entity payables are as follows at August 31,2001:

Great Western (1)	$1,051,688

JPMH Ltd Partnership (2)	13,846

$1,065,534

(1)	The advances from Great Western were made primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. These advances bear interest at 8% per annum beginning in January 2001 and are payable on demand.

(2)	JPMH Ltd. Partnership holds a 49% ownership interest in Firebird Financial.

NOTE E — FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheet for notes receivable approximate fair value considering the quality of the credit, payment terms and short remaining maturities. A reasonable estimate of the fair value for payables to related entities cannot be made due to the common control between the entities.

NOTE F – STOCK OPTIONS

The Company has adopted the 1999 Stock Option Plan (the “Plan”), an incentive plan for key employees and directors. A total of 1,000,000 shares of the Company’s common stock have been reserved for issuance under the Plan. The plan is administered by the Board of Directors or a committee thereof, which is authorized to, among other things, select the key employees and directors who will receive grants and determine the exercise prices and vesting scheduled of the options. Options expire no more than ten years after the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability, three years in case of death).

As of August 31, 2001, there were 750,000 options outstanding under the Plan. The options were granted in 1999 and are fully exercisable. These options have a remaining contractual life of 8.2 years as of August 31, 2001, expire in 2009 and have an exercise price per share of $0.10. The pro forma information required under SFAS 123 is not included as it has no impact on loss per share.

NOTE G – TREASURY STOCK

Treasury stock consists of previously issued shares that were returned to the Company during and shortly after the Company’s bankruptcy proceedings. These shares were returned as part of litigation settlements at the time of bankruptcy.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE H — COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of August 31, 2001 or as of the filing date of this report, other than as discussed in Note J.

NOTE I – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information for fiscal 2001 and 2000 is as follows:

		Fiscal 2001

Quarter ended	November 30	February 28	May 31	August 31

Revenue	$340	$13,479	$2,479	$2,600

Operating loss	$(4,660)	$(97,862)	$(1,841)	$(3,587)

Net loss	$(4,660)	$(128,537)	$(53,081)	$(56,801)

Net loss per common and common equivalent share	$—	$(0.01)	$—	$—

	Fiscal 2000

Quarter ended	November 30	February 28	May 31	August 31

Revenue	$—	$—	$—	$—

Operating loss	$(3,857)	$(100)	$(83)	$(965)

Net loss	$(3,857)	$(100)	$(83)	$(965)

Net loss per common and common equivalent share	$—	$—	$—	$—

NOTE J – SUBSEQUENT EVENTS

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

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE K – RELATED PARTY TRANSACTIONS

On September 29, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At August 31, 2001, advances from Great Western totaled $1,051,688, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company has pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party (see Note J).

Jay Torok, the Chairman of the board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, a member of the board of directors is also the Senior Vice President of Great Western.

The Company utilizes office space at the office of Great Western. The Company is using this space free of charge.

2001 10-KSB EXHIBIT INDEX

Exhibit
No.
3.1	Articles of Incorporation of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 8 to Registration Statement on Form S-18 (No. 33-30679-NY))

3.2	Agreement of Merger of First National Realty Associates, Inc. into Emphatic Mergers (Incorporated by reference to Exhibit 14 to Registration Statement on Form S-18 (No. 33-30679- NY))

3.3	By-Laws of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 9 to Registration Statement on Form S-18 (No. 33-30679-NY))

10.1	Promissory Note, dated September 22, 2000 from First Commerce Marketing L.L.C. to 1st Realty Investments, Inc.

10.2	Promissory Note, dated December 31, 2000, from 1st Realty Investments, Inc to Amortibanc Management L.C.

10.3	Assignment of Membership Interest of Laguna Investments L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc.

10.4	Assignment of Membership Interest of Firebird Financial L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc.

10.5	Assignment of Membership Interest of Arizona Legacy Ranches L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc.

10.6	Assignment of Membership Interest of F Troops L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc.

10.7	Assignment of Membership Interest of Bosque del San Antonio L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc.

10.8	Assignment of Membership Interest of Aquarius Mountain Water & Mineral L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc.

10.9	Assignment of Membership Interest of Prom Partners L.P., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc.

10.10	Assignment of Membership Interest of Willow Springs Water L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc.

10.11	Assignment of Membership Interest of Houston Damage Control L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc.

21	List of Subsidiaries

99.1	Risk Factors

E-1