Form 10QSB
period 2001-11-30
1ST REALTY INVESTMENTS INC
filed 2002-06-25
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2001

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2001	2001

	(Unaudited)
ASSETS

Cash and cash equivalents	$7,385	$5,799

Notes receivable, net	67,735	68,322

Property and equipment, net	488	698

Investment in unconsolidated company	734,299	760,987

Other assets	14,315	14,436

	$824,222	$850,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Payable to related entities	$1,087,034	$1,065,534

Accounts payable and other accrued liabilities	15,665	15,628

Total liabilities	1,102,699	1,081,162

Stockholders’ equity (deficit)

Common stock, $0.001 par value; 25,000,000 shares authorized;

17,518,525 shares issued at November 30, 2001 and August 31, 2001	17,519	17,519

Additional paid-in capital	45,401	45,401

Accumulated deficit	(341,397)	(293,840)

Treasury stock, at cost, 651,972 shares at November 30, 2001

and August 31, 2001	—	—

Total stockholders’ equity (deficit)	(278,477)	(230,920)

	$824,222	$850,242

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended November 30,

	2001	2000

Interest income	$1,568	$340

General and administrative expense	3,637	5,000

Operating loss	(2,069)	(4,660)

Other expense

Interest expense	(18,800)	—

Equity in losses of unconsolidated company	(26,688)	—

	(45,488)	—

Net loss	$(47,557)	$(4,660)

Net loss per common and common equivalent share

Basic	$—	$—

Diluted	$—	$—

Weighted average common and common equivalent shares outstanding

Basic	17,518,525	16,397,646

Diluted	17,518,525	16,397,646

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter ended November 30,

	2001	2000

Cash flows from operating activities

Net loss	$(47,557)	$(4,660)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	609	—

Undistributed losses of unconsolidated company	26,688	—

Change in assets and liabilities (net of businesses acquired):

Other assets	(278)	(340)

Accounts payable and other accrued liabilities	37	—

Net cash used in operating activities	(19,327)	(5,000)

Cash flows from investing activities

Collection of notes receivable	587	—

Cash flows from financing activities
Increase in advances from related parties	21,500	5,000

Net increase in cash and cash equivalents	1,586	—

Cash and cash equivalents at beginning of period	5,799	—

Cash and cash equivalents at end of period	$7,385	$—

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$—

Noncash investing and financing activities

Issuance of common stock to acquire a note receivable	$—	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A — BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the quarters ended November 30, 2001 and 2000 include the accounts of 1st Realty Investments, Inc. (formerly First National Realty Associates, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Form 10-KSB for the year ended August 31, 2001.

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

NOTE A — BACKGROUND AND BASIS OF PRESENTATION — CONTINUED

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

NOTE B — LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of commons shares outstanding during the period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the quarters ended November 30, 2001 and 2000, the shares issuable upon the exercise of the stock options which were not included in the calculation because they were antidilutive were 750,000.

NOTE C — NOTES RECEIVABLE

Notes receivable consist primarily of second mortgage loans made to individuals, which are reported net of unamortized discount of $42,311 and an allowance for doubtful accounts of $110,301 at November 30, 2001. The notes have original maturities of 3 to 5 years and bear interest at effective rates of 19.0% to 33.6%. Principal and interest are payable monthly based on 15-year amortization schedules with the remaining balances due at maturity.

Notes receivable also includes a $20,000 note issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%, principal and interest payable as lots are sold and released, with any outstanding balance due in September 2003. This note receivable was purchased from Great Western in September 2000 in exchange for 500,000 shares of the Company’s common stock.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D — PAYABLES TO RELATED ENTITIES

Related entity payables are as follows at November 30, 2001:

Great Western (1)	$1,073,188

JPMH Ltd Partnership (2)	13,846

$1,087,034

(1)	The advances from Great Western were made primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. These advances bear interest at 8% per annum beginning in 2001 and are payable on demand.

(2)	JPMH Ltd. Partnership holds a 49% ownership interest in Firebird Financial.

NOTE E — COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of May 31, 2001 or as of the filing date of this report, other than as discussed in Note G.

NOTE F — RELATED PARTY TRANSACTIONS

On September 22, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At May 31, 2001, advances from Great Western totaled $1,073,188, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company has pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party (see Note G).

Jay Torok, the Chairman of the board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, a member of the board of directors is also the Senior Vice President of Great Western.

The Company utilizes office space at the office of Great Western. The Company is using this space free of charge.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE G — SUBSEQUENT EVENTS

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

NOTE H — RECENT ACCOUNTING PROUNOUNCEMENTS

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

         We were founded with the intended purpose of becoming primarily a national residential real estate brokerage company, focusing on relatively affluent markets in geographically diverse market areas. Between 1988 and 1991, we grew primarily through the acquisition of other real estate brokerage companies in multiple states. However, principally due to the downturn in the real estate industry in the early 1990’s, we were unable to generate profitable operations. On April 6, 1992, we filed a voluntary petition in the United States Bankruptcy Court for the District of Georgia to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”). On January 21, 1993, we voluntarily converted our petition to a case under Chapter 7 of the Bankruptcy Code. All of our assets were subsequently liquidated and the proceeds distributed, and the bankruptcy was dismissed on September 27, 1994. From that date through the end of fiscal 2000, we had no operations. We did, however, incur approximately $51,000 in administrative and legal expenses during that time. We paid for these costs either by issuing common stock or through advances we received from Great Western Land and Recreation, Inc. (“Great Western”).

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

         We filed our last annual report on Form 10-K for the year ended August 31, 1991, and our last quarterly report on Form 10-Q for the quarter ended November 30, 1991, on or about December 13, 1991 and January 21, 1992, respectively. We have not filed annual reports for the years ended August 31, 1992 through 2000, or quarterly reports for the quarters ended February 28, 1992 through May 31, 2000. Quarterly reports for the quarters ended November 30, 2000 through May 31, 2002 and an annual report on Form 10-KSB for the fiscal year ended August 31, 2001 are being filed concurrently with this quarterly report on Form 10-QSB. Due to changes in personnel and the lack of availability of records kept by such personnel prior to 2000, we have determined that certain of our records for the fiscal years 1992 through 2000 are not available and therefore not able to be audited and the cost of recreating and auditing such records, if such recreation were possible, would not be justified in light of the age of the information and its relevancy to our current operations. Therefore, we do not intend to prepare or file annual or quarterly reports for the periods set forth above through the year ended August 31, 2000.

         Our business plan is to use our limited resources to search for, investigate and acquire or participate in a business opportunity.

Results of Operations

Quarter ended November 30, 2001 (first quarter of fiscal 2002) compared to the quarter ended November 30, 2000 (first quarter of fiscal 2001)

         Interest income. Interest income was $1,568 in the first quarter of fiscal 2002 compared to $340 in the first quarter of fiscal 2001. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western. Firebird Financial was acquired in December 2000 and the note receivable was purchased in September 2000.

         General and administrative expense. General and administrative expense decreased $1,363 to $3,637 in the first quarter of fiscal 2002 from $5,000 in the first quarter of fiscal 2001. General and administrative expense consisted of management, legal and accounting fees.

         Interest Expense. Interest expense was $18,800 in the first quarter of fiscal 2002 compared to zero in the first quarter of fiscal 2001. The interest expense is related to the advances we received from Great Western. Beginning in January 2001, interest at 8% per annum began to accrue on these advances.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $26,688 in the first quarter of fiscal 2002 compared to zero in the first quarter of fiscal 2001. Laguna was purchased in December 2000.

Liquidity and Capital Resources

         Cash used in operating activities was $19,327 in the first quarter of fiscal 2002 compared to $5,000 in the first quarter of fiscal 2001. Cash used in operations in the first quarter of fiscal 2002 consisted of our net loss of $47,557 and an increase in other assets of $278 offset by net non-cash expenses of $27,297 and an increase in accounts payable and other accrued liabilities of $37. Net non-cash expenses consisted of $26,688 in undistributed losses related to our equity investment in Laguna and $609 in depreciation and amortization.

         Cash provided by investing activities was $587 in the first quarter of fiscal 2002 compared to $-0- in the first quarter of fiscal 2001. Cash provided by investing activities consisted of collections of notes receivable of $587.

         Cash provided by financing activities was $21,500 in the first quarter of fiscal 2002 compared to $5,000 in the first quarter of fiscal 2001. Cash provided by financing activities consisted of net increases in advances from related parties (primarily Great Western).

         Our cash balance at November 30, 2001 was $7,385. Our limited cash requirements have been funded primarily by advances from Great Western. We cannot presently foresee the cash requirements of any business opportunities that we may ultimately acquire. However, since it is likely that any business we acquire will be involved in active business operations, we anticipate that an acquisition will result in increased cash requirements as well as increases in the number of employees.

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

         Not Applicable.

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