Form 10QSB
period 2002-02-28
1ST REALTY INVESTMENTS INC
filed 2002-06-25
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2002

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

1ST REALTY INVESTMENTS, INC.

CONTENTS

PAGE

Part I

Financial Information

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis	9

Part II

Other Information

Item 1. Legal Proceedings	12

Item 2. Changes in Securities and Use of Proceeds	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	14

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2002	2001

	(Unaudited)
ASSETS

Cash and cash equivalents	$8,459	$5,799

Notes receivable, net	67,240	68,322

Property and equipment, net	279	698

Investment in unconsolidated company	696,958	760,987

Other assets	14,319	14,436

	$787,255	$850,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Payable to related entities	$1,108,535	$1,065,534

Accounts payable and other accrued liabilities	17,737	15,628

Total liabilities	1,126,272	1,081,162

Stockholders’ equity (deficit)

Common stock, $0.001 par value; 25,000,000 shares authorized;

17,518,525 shares issued at February 28, 2002 and

and August 31, 2001	17,519	17,519

Additional paid-in capital	45,401	45,401

Accumulated deficit	(401,937)	(293,840)

Treasury stock, at cost, 651,972 shares at February 28, 2002
and August 31, 2001	—	—

Total stockholders’ equity (deficit)	(339,017)	(230,920)

	$787,255	$850,242

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended February 28,		Six months ended February 28,

	2002	2001	2002	2001

Interest income	$1,557	$13,479	$3,125	$13,819

General and administrative expense	5,956	111,341	9,593	116,341

Operating loss	(4,399)	(97,862)	(6,468)	(102,522)

Other income (expense)

Interest expense	(18,800)	(12,601)	(37,600)	(12,601)

Equity in losses of unconsolidated company	(37,341)	(18,074)	(64,029)	(18,074)

	(56,141)	(30,675)	(101,629)	(30,675)

Net loss	$(60,540)	$(128,537)	$(108,097)	$(133,197)

Net loss per common and common
equivalent share

Basic	$—	$(0.01)	$(0.01)	$(0.01)

Diluted	$—	$(0.01)	$(0.01)	$(0.01)

Weighted average common and common

equivalent shares outstanding

Basic	17,518,525	17,174,081	17,518,525	16,783,718

Diluted	17,518,525	17,174,081	17,518,525	16,783,718

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended February 28,

	2002	2001

Cash flows from operating activities

Net loss	$(108,097)	$(133,197)

Adjustments to reconcile net loss to net
cash used in operating activities

Bad debt expense	—	110,301

Depreciation and amortization	1,218	406

Undistributed losses of unconsolidated company	64,029	18,074

Accretion of interest income	—	(11,081)

Change in assets and liabilities (net of businesses acquired):

Other assets	(682)	(889)

Accounts payable and other accrued liabilities	2,109	(14,545)

Net cash used in operating activities	(41,423)	(30,931)

Cash flows from investing activities

Collection of notes receivable	1,082	44,367

Cash acquired through purchase of investments in
businesses	—	18,632

Net cash provided by investing activities	1,082	62,999

Cash flows from financing activities

Increase (decrease) in advances from related parties	43,001	(25,706)

Net increase in cash and cash equivalents	2,660	6,362

Cash and cash equivalents at beginning of period	5,799	—

Cash and cash equivalents at end of period	$8,459	$6,362

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$—

Noncash investing and financing activities

Issuance of common stock to acquire a note receivable	$—	$20,000

Issuance of common stock and a note payable to a related
party to acquire investments in businesses	$—	$961,629

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the three month and six month periods ended February 28, 2002 and 2001 include the accounts of 1st Realty Investments, Inc. (formerly First National Realty Associates, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

NOTE B – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of commons shares outstanding during the period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the three and six month periods ended February 28, 2002 and 2001, the shares issuable upon the exercise of the stock options which were not included in the calculation because they were antidilutive were 750,000.

NOTE C — NOTES RECEIVABLE

Notes receivable consist primarily of second mortgage loans made to individuals, which are reported net of unamortized discount of $42,311 and an allowance for doubtful accounts of $110,301 at February 28, 2002. The notes have original maturities of 3 to 5 years and bear interest at effective rates of 19.0% to 33.6%. Principal and interest are payable monthly based on 15-year amortization schedules with the remaining balances due at maturity.

Notes receivable also includes a $20,000 note issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%, principal and interest payable as lots are sold and released, with any outstanding balance due in September 2003. This note receivable was purchased from Great Western in September 2000 in exchange for 500,000 shares of the Company’s common stock.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D – PAYABLES TO RELATED ENTITIES

Related entity payables are as follows at February 28, 2002:

Great Western (1)	$1,094,689

JPMH Ltd Partnership (2)	13,846

$1,108,535

(1)	The advances from Great Western were made primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. These advances bear interest at 8% per annum beginning in 2001, and are payable on demand.

(2)	JPMH Ltd. Partnership holds a 49% ownership interest in Firebird Financial.

NOTE E — COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of February 28, 2002 or as of the filing date of this report, other than as discussed in Note G.

NOTE F – RELATED PARTY TRANSACTIONS

On September 22, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At February 28, 2002, advances from Great Western totaled $1,094,689, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company has pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party (see Note G).

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

Results of Operations

Quarter ended February 28, 2002 (second quarter of fiscal 2002) compared to the quarter ended February 28, 2001 (second quarter of fiscal 2001)

         Interest income. Interest income was $1,557 in the second quarter of fiscal 2002 compared to $13,479 in the second quarter of fiscal 2001. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western. Firebird Financial was acquired in December 2000 and the note receivable was purchased in September 2000. Interest income in the second quarter of fiscal 2001 was unusually high because of two loans that were paid off during the quarter. The remaining unamortized discount on these two loans, which totaled $10,413, was included in interest income during the quarter.

         General and administrative expense. General and administrative expense decreased $105,385 to $5,956 in the second quarter of fiscal 2002 from $111,341 in the second quarter of fiscal 2001. General and administrative expense consisted of management, legal and accounting fees, primarily related to Firebird Financial. General and administrative expense in the second quarter of fiscal 2001 also included $110,301 in charge offs of uncollectible notes receivable carried by Firebird Financial.

         Interest Expense. Interest expense was $18,800 in the second quarter of fiscal 2002 compared to $12,601 in the second quarter of fiscal 2001. The interest expense is related to the advances we received from Great Western. Beginning in January 2001, interest at 8% per annum began to accrue on these advances.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $37,341 in the second quarter of fiscal 2002 compared to $18,074 in the second quarter of fiscal 2001. Laguna was purchased in December 2000.

Six months ended February 28, 2002 (first six months of fiscal 2002) compared to the six months ended February 28, 2001 (first six months of fiscal 2001)

         Interest income. Interest income was $3,125 in the first six months of fiscal 2002 compared to $13,819 in the first six months of fiscal 2001. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western. Firebird Financial was acquired in December 2000 and the note receivable was purchased in September 2000. Interest income in the first six months of fiscal 2001 was unusually high because of two loans that were paid off during the period. The remaining unamortized discount on these two loans, which totaled $10,413, was included in interest income during the period.

         General and administrative expense. General and administrative expense decreased $106,748 to $9,593 in the first six months of fiscal 2002 from $116,341 in the first six months of fiscal 2001. General and administrative expense consisted of management, legal and accounting fees, primarily related to

Firebird Financial. General and administrative expense in the first six months of fiscal 2001 also included $110,301 in charge-offs of uncollectible notes receivable carried by Firebird Financial.

         Interest Expense. Interest expense was $37,600 in the first six months of fiscal 2002 compared to $12,601 in the first six months of fiscal 2001. The interest expense is related to the advances we received from Great Western. Beginning in January 2001, interest at 8% per annum began to accrue on these advances.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $64,029 in the first six months of fiscal 2002 compared to $18,074 in the first six months of fiscal 2001. Laguna was purchased in December 2000.

Liquidity and Capital Resources

         Cash used in operating activities was $41,423 in the first six months of fiscal 2002 compared to $30,931 in the first six months of fiscal 2001. Cash used in operations in the first six months of fiscal 2002 consisted of our net loss of $108,097 and an increase in other assets of $682 offset by net non-cash expenses of $65,247 and an increase in accounts payable and other accrued liabilities of $2,109. Net non-cash expenses consisted of $64,029 in undistributed losses related to our equity investment in Laguna and $1,218 in depreciation and amortization expense.

         Cash provided by investing activities was $1,082 in the first six months of fiscal 2002 compared to $62,999 in the first six months of fiscal 2001. Cash provided by operating activities in the first six months of fiscal 2002 consisted of collections of notes receivable of $1,082. Cash provided by investing activities in the first six months of fiscal 2001 consisted of cash acquired through purchase of investments in businesses of $18,632 and collections of notes receivable of $44,367. The investments in businesses were financed by a $951,629 advance from Great Western and by the issuance to Great Western of 1,000,000 shares of common stock.

         Cash provided by financing activities was $43,001 in the first six months of fiscal 2002 compared to cash used of $25,706 in the first six months of fiscal 2001. Cash provided by financing activities in the first six months of fiscal 2002 consisted of a net increase in advances from related parties (primarily Great Western).

         Our cash balance at February 28, 2002 was $8,459. Our limited cash requirements have been funded primarily by advances from Great Western. We cannot presently foresee the cash requirements of any business opportunities that we may ultimately acquire. However, since it is likely that any business we acquire will be involved in active business operations, we anticipate that an acquisition will result in increased cash requirements as well as increases in the number of employees.

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