Form 10QSB
period 2002-05-31
1ST REALTY INVESTMENTS INC
filed 2002-07-12
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2002

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

Yes       No

The number of shares of the registrant’s Common Stock outstanding at July 10, 2002 was 17,518,525.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

		August 31,
	May 31, 2002	2001

	(unaudited)
ASSETS

Cash and cash equivalents	$4,661	$5,799

Notes receivable, net	66,861	68,322

Property and equipment, net	69	698

Investment in unconsolidated company	658,896	760,987

Other assets	14,583	14,436

	$745,070	$850,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Payable to related entities	$1,110,056	$1,065,534

Accounts payable and other accrued liabilities	20,979	15,628

Total liabilities	1,131,035	1,081,162

Stockholders’ equity (deficit)	17,519	17,519

Common stock, $0.001 par value; 25,000,000 shares authorized; 17,518,525 shares issued	17,519	17,519

Additional paid-in capital	45,401	45,401

Accumulated deficit	(448,885)	(293,840)

Treasury stock, at cost, 651,972 shares	—	—

Total stockholders’ equity (deficit)	(385,965)	(230,920)

	$745,070	$850,242

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended May 31,		Nine months ended May 31,

	2002	2001	2002	2001

Interest income	$1,403	$2,479	$4,528	$16,298

General and administrative expense	43,517	4,320	53,110	120,661

Operating loss	(42,114)	(1,841)	(48,582)	(104,363)

Other income (expense)

Interest expense	(18,118)	(19,650)	(55,718)	(32,251)

Equity in losses of unconsolidated company	(38,062)	(31,590)	(102,091)	(49,664)

Other income	51,346	—	51,346	—

	(4,834)	(51,240)	(106,463)	(81,915)

Net loss	$(46,948)	$(53,081)	$(155,045)	$(186,278)

Net loss per common and common equivalent share Basic and diluted	$—	$—	$(0.01)	$(0.01)

Weighted average common and common equivalent shares outstanding Basic and diluted	17,518,525	17,518,525	17,518,525	17,031,346

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended May 31,

	2002	2001

Cash flows from operating activities

Net loss	$(155,045)	$(186,278)

Adjustments to reconcile net loss to net cash used in operating activities

Bad debt expense	—	110,301

Depreciation and amortization	1,827	1,015

Undistributed losses of unconsolidated company	102,091	49,664

Accretion of interest income	—	(11,081)

Change in assets and liabilities (net of businesses acquired):

Other assets	(1,345)	(1,018)

Accounts payable and other accrued liabilities	5,351	(17,434)

Net cash used in operating activities	(47,121)	(54,831)

Cash flows from investing activities

Collection of notes receivable	1,461	45,199

Cash acquired through purchase of investments in businesses	—	18,632

Net cash provided by investing activities	1,461	63,831

Cash flows from financing activities

Increase (decrease) in advances from related parties	44,522	(3,256)

Net increase (decrease) in cash and cash equivalents	(1,138)	5,744

Cash and cash equivalents at beginning of period	5,799	—

Cash and cash equivalents at end of period	$4,661	$5,744

Supplemental disclosure of cash flow information:

Noncash investing and financing activities

Issuance of common stock to acquire a note receivable	$—	$20,000

Issuance of common stock and a note payable to a related party to acquire investments in businesses	$—	$961,629

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the three month and nine month periods ended May 31, 2002 and 2001 include the accounts of 1st Realty Investments, Inc. (formerly First National Realty Associates, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

On September 22, 2000, the Company purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of common stock. The most significant of these interests were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The acquisitions of the ownership interests in the nine entities from Great Western are accounted for by the purchase method of accounting. The 25.52% interest in Laguna is being accounted for on the equity method and the accounts of Firebird Financial are consolidated in these

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE A – BACKGROUND AND BASIS OF PRESENTATION – CONTINUED

financial statements. Firebird Financial has a deficit equity balance, therefore no minority interest is reflected in these financial statements. The excess cost over the Company’s interest in the net equity of Laguna is included in “investments in unconsolidated company” on the balance sheet and is being amortized over the life of the Laguna apartment complex.

Great Western is a related company that owns 14.3% of the Company’s common stock as of July 10, 2002.

The Company filed its annual report on Form 10-K for the year ended August 31, 1991, and its quarterly report on Form 10-Q for the quarter ended November 30, 1991, on or about December 13, 1991 and January 21, 1992, respectively. It has not filed annual reports for the years ended August 31, 1992 through 2000, or quarterly reports for the quarters ended February 28, 1992 through May 31, 2000. Quarterly reports for the quarters ended November 30, 2000 through February 28, 2002 and an annual report on Form 10-KSB for the fiscal year ended August 31, 2001 were filed on June 25, 2002. Due to changes in personnel and the lack of availability of records kept by such personnel prior to 2000, the Company has determined that certain of its records for the fiscal years 1992 through 2000 are not available and therefore not able to be audited and the cost of recreating and auditing such records, if such recreation were possible, would not be justified in light of the age of the information and its relevancy to the Company’s current operations. Therefore, the Company does not intend to prepare or file annual or quarterly reports for the periods set forth above through the year ended August 31, 2000.

NOTE B – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the three and nine month periods ended May 31, 2002 and 2001, the 750,000 shares issuable upon the exercise of the stock options were not included in the calculation because they were antidilutive.

NOTE C — NOTES RECEIVABLE

Notes receivable consist primarily of second mortgage loans made to individuals, which are reported net of unamortized discount of $42,311 and an allowance for doubtful accounts of $110,301 at May 31, 2002. The notes have original maturities of 3 to 5 years and bear interest at effective rates of 19.0% to 33.6%. Principal and interest are payable monthly based on 15-year amortization schedules with the remaining balances due at maturity.

Notes receivable also includes a $20,000 note issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%, principal and interest payable as lots are sold and released, with any outstanding balance due in September 2003. This note receivable was purchased from Great Western in September 2000 in exchange for 500,000 shares of the Company’s common stock.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

NOTE D – PAYABLES TO RELATED ENTITIES

Related entity payables are as follows at May 31, 2002:

Great Western (1)	$1,096,210

JPMH Ltd Partnership (2)	13,846

$1,110,056

(1)	The payable to Great Western is primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. The amounts owed to Great Western are payable on demand, and $892,570 of the payable bears interest at 8% per annum.

(2)	JPMH Ltd. Partnership holds a 49% ownership interest in Firebird Financial.

NOTE E — COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of May 31, 2002 or as of the filing date of this report, other than as discussed below.

Great Western entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001, in order to induce Great Western to amend and extend the original merger agreement, quepasa.com loaned Great Western $500,000 (“the loan”). This loan was secured by 1st Realty’s investment in Laguna. In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. Great Western believes that it is entitled to this termination fee, which would result in the loan being deemed paid in full, and has filed a declaratory judgment action against quepasa.com on that issue. quepasa.com has filed a counterclaim, alleging that it is entitled to the termination fee and seeking to foreclose on the loan. quepasa.com has named 1st Realty as a third-party defendant to its counterclaim because 1st Realty’s investment in Laguna was pledged as collateral for the loan. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on 1st Realty’s financial condition, results of operations or cash flow.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

NOTE F – RELATED PARTY TRANSACTIONS

On September 22, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At May 31, 2002, advances from Great Western totaled $1,096,210, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company has pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party (see Note E).

Jay Torok, the Chairman of the board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, a member of the board of directors is also the Senior Vice President of Great Western.

The Company utilizes office space at the office of Great Western. The Company is using this space free of charge.

NOTE G – OTHER INCOME

Other income for the three months ended May 31, 2002 consisted of a gain on the sale of land in Houston, Texas. This land was owned by one of the entities the Company purchased from Great Western in December 2000.

NOTE H – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 became effective for the Company as of January 1, 2002. The Company’s implementation of SFAS 144 had no effect on its financial condition or results of operations.

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

         Great Western is a related company that owns 14.3% of the Company’s common stock as of July 10, 2002.

         We filed our annual report on Form 10-K for the year ended August 31, 1991, and our quarterly report on Form 10-Q for the quarter ended November 30, 1991, on or about December 13, 1991 and January 21, 1992, respectively. We have not filed annual reports for the years ended August 31, 1992 through 2000, or quarterly reports for the quarters ended February 28, 1992 through May 31, 2000. Quarterly reports for the quarters ended November 30, 2000 through February 28, 2002 and an annual report on Form 10-KSB for the fiscal year ended August 31, 2001 were filed on June 25, 2002. Due to changes in personnel and the lack of availability of records kept by such personnel prior to 2000, we have determined that certain of our records for the fiscal years 1992 through 2000 are not available and therefore not able to be audited and the cost of recreating and auditing such records, if such recreation were possible, would not be justified in light of the age of the information and its relevancy to our current operations. Therefore, we do not intend to prepare or file annual or quarterly reports for the periods set forth above through the year ended August 31, 2000.

         Our business plan is to use our limited resources to search for, investigate and acquire or participate in a business opportunity.

Results of Operations

Three months ended May 31, 2002 (third quarter of fiscal 2002) compared to the quarter ended May 31, 2001 (third quarter of fiscal 2001)

         Interest income. Interest income was $1,403 in the third quarter of fiscal 2002 compared to $2,479 in the third quarter of fiscal 2001. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western.

         General and administrative expense. General and administrative expense increased $39,197 to $43,517 in the third quarter of fiscal 2002 from $4,320 in the third quarter of fiscal 2001. General and administrative expense consisted of management, legal and accounting fees. The increase is primarily due to legal and accounting fees of $35,395 incurred in connection with the preparation and filing, on June 25, 2002, of quarterly reports for the quarters ended November 30, 2000 through February 28, 2002 and an annual report on Form 10-KSB for the fiscal year ended August 31, 2001.

         Interest expense. Interest expense was $18,118 in the third quarter of fiscal 2002 compared to $19,650 in the third quarter of fiscal 2001. The interest expense is related to the payable to Great Western, $892,570 of which bears interest at 8% per annum.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $38,062 in the third quarter of fiscal 2002 compared to $31,590 in the third quarter of fiscal 2001.

         Other income. Other income was $51,346 in the third quarter of fiscal 2002 compared to zero in the third quarter of fiscal 2001. Other income consisted of a gain on the sale of land in Houston, Texas. This land was owned by one of the entities we purchased from Great Western in December 2000.

Nine months ended May 31, 2002 (first nine months of fiscal 2002) compared to the nine months ended May 31, 2001 (first nine months of fiscal 2001)

         Interest income. Interest income was $4,528 in the first nine months of fiscal 2002 compared to $16,298 in the first nine months of fiscal 2001. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western. Firebird Financial was acquired in December 2000 and the note receivable was purchased in September 2000. Interest income in the first nine months of 2001 was unusually high because of two loans that were paid off during the period. The remaining unamortized discount on these two loans, which totaled $10,413, was included in interest income during the quarter.

         General and administrative expense. General and administrative expense decreased $67,551 to $53,110 in the first nine months of fiscal 2002 from $120,661 in the first nine months of fiscal 2001. General and administrative expense in the first nine months of fiscal 2002 consisted of management, legal and accounting fees, including legal and accounting fees of $35,395 incurred in connection with the preparation and filing, on June 25, 2002, of quarterly reports for the quarters ended November 30, 2000 through February 28, 2002 and an annual report on Form 10-KSB for the fiscal year ended August 31, 2001. General and administrative expense in the first nine months of fiscal 2001 consisted of $110,301 in charge-offs of uncollectible notes receivable carried by Firebird Financial and $10,360 of management, legal and accounting fees, primarily related to Firebird Financial.

         Interest expense. Interest expense was $55,718 in the first nine months of fiscal 2002 compared to $32,251 in the first nine months of fiscal 2001. The interest expense is related to the payable

Great Western. Beginning in January 2001, interest at 8% per annum began to accrue on $892,570 of this payable.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $102,091 in the first nine months of fiscal 2002 compared to $49,664 in the first nine months of fiscal 2001. Laguna was purchased in December 2000.

         Other income. Other income was $51,346 in the first nine months of fiscal 2002 compared to zero in the first nine months of fiscal 2001. Other income consisted of a gain on the sale of land in Houston, Texas. This land was owned by one of the entities we purchased from Great Western in December 2000.

Liquidity and Capital Resources

         Cash used in operating activities was $47,121 in the first nine months of fiscal 2002 compared to $54,831 in the first nine months of fiscal 2001. Cash used in operations in the first nine months of fiscal 2002 consisted of our net loss of $155,045 and an increase in other assets of $1,345 offset by an increase in accounts payable and other accrued liabilities of $5,351 and net non-cash expenses of $103,918. Net non-cash expenses consisted of $102,091 in undistributed losses related to our equity investment in Laguna and $1,827 in depreciation and amortization expense.

         Cash provided by investing activities was $1,461 in the first nine months of fiscal 2002 compared to $63,831 in the first nine months of fiscal 2001. Cash provided by investing activities in the first nine months of fiscal 2002 consisted collections of notes receivable. Cash provided by investing activities in the first nine months of fiscal 2001 consisted of cash acquired through purchase of investments in businesses of $18,632 and collections of notes receivable of $45,199. The investments in businesses were financed by a $951,629 advance from Great Western and by the issuance to Great Western of 1,000,000 shares of our common stock.

         Cash provided by financing activities was $44,522 in the first nine months of fiscal 2002 compared to cash used of $3,256 in the first nine months of fiscal 2001. Cash used by financing activities in the first nine months of fiscal 2002 consisted of a net increase in the payable to related parties (primarily Great Western).

         Our cash balance at May 31, 2002 was $4,661. Our limited cash requirements have been funded primarily by advances from Great Western. We cannot presently foresee the cash requirements of any business opportunities that we may ultimately acquire. However, since it is likely that any business we acquire will be involved in active business operations, we anticipate that an acquisition will result in increased cash requirements as well as increases in the number of employees.

Recent Accounting Pronouncements

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 became effective for us as of January 1, 2002. The implementation of SFAS 144 had no effect on our financial condition or results of operations.

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

1ST REALTY INVESTMENTS, INC. (Registrant)

Date: July 12, 2002	By	/s/ William Szilagyi

William Szilagyi President (Duly Authorized Officer and Principal Financial Officer)