Form 10KSB/A
period 2001-08-31
1ST REALTY INVESTMENTS INC
filed 2002-10-08
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2001.

☐ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________to____________.

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

Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No   ☒

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

The registrant’s revenues for the fiscal year ended August 31, 2001, were $18,898.

There is currently no active trading market for the Registrant’s common stock. There have been no trades of the Registrant’s common stock within the last 60 days. The aggregate value of the voting stock held by non-affiliates of the registrant as of September 30, 2002 based on the par value of $0.001 per share was $14,317.

The number of shares of the Registrant’s Common Stock outstanding at September 30, 2002 was 17,518,525.

DOCUMENTS INCORPORATED BY REFERENCE
None.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  Yes  ☐   No  ☒

PART I
Item 1. Business
Item 2. Description of Property.
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 5(b). Recent Sales of Unregistered Securities
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K.
SIGNATURES
2001 10-KSB EXHIBIT INDEX
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-11
EX-21
EX-99.1

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

         In fiscal 2001, we began efforts to become an operating company once again. On September 22, 2000, we purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of our common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of our common stock. The most significant of these interests were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., (“Laguna”) which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C, (“Firebird Financial”) an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values.

         Great Western is a related company that owns 14.3% of our common stock as of September 30, 2002.

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

         We act as our own transfer agent. According to our records, at September 30, 2002, there were 7,593 holders of record of our common stock, including broker-dealers and clearing firms holding shares on behalf of their clients.

         No dividends have ever been paid on our common stock, and we do not anticipate paying dividends in the foreseeable future.

Item 5(b). Recent Sales of Unregistered Securities

         In November of 1999, 1st Realty issued and sold an aggregate of 344,000 shares of common stock to William Szilagy (100,000 shares), Holly Rice (32,000 shares), Maxwell Hodgkins (72,000 shares) and Jay Torok (140,000 shares) in exchange for past services valued at an aggregate of $3,440, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

         In August of 2000, 1st Realty issued and sold an aggregate of 88,000 shares of common stock to Great Northern Literary Society valued at $880, in exchange for expenses of approximately the same amount paid by Great Northern Literary Society on 1st Realty’s behalf, without registration under the Securities Act, in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act.

         In September and December 2000, respectively, 1st Realty issued to Great Western 500,000 shares of common stock in exchange for a note receivable valued at $20,000 and 1,000,000 shares of common stock in exchange for ownership interests in nine entities valued at $10,000, without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         This Annual Report to Stockholders includes “forward-looking statements”. Forward-looking statements are often characterized by the use of words such as “may,” “believes,” “plans,” “will,” “anticipates,” “estimates,” “expects,” or “intends” or by discussions of strategy, plans or intentions. All forward-looking statements in this Annual Report to Stockholders are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward-looking statements. You are cautioned not to place undue reliance on any such forward-looking statements. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business combination, competitive factors and other risk factors as set forth in Exhibit 99.1 of this Annual Report to Stockholders and in our other filings with the Securities and Exchange Commission.

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

         In fiscal 2001, we began efforts to become an operating company once again. On September 29, 2000, we purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of common stock. The most significant of these interest were a 25.52% ownership in Laguna, which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial, an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values.

         Great Western is a related company. Jay Torok, the Chairman of our board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, our President and a member of our board of directors is also the Senior Vice President of Great Western. Prior to September 2000, Great Western owned 6.2% of our common stock. As a result of the issuance of common stock to Great Western in September 2000 and December 2000 discussed above, Great Western owns 14.3% of our common stock as of September 30, 2002.

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

         General and administrative expense. General and administrative expense increased $121,843 to $126,848 in 2001 from $5,005 in 2000. General and administrative expense in 2001 consisted of $110,301 in charge-offs of uncollectible notes receivable carried by Firebird Financial and $16,547 of management, legal and accounting fees, primarily related to Firebird Financial. General and administrative expense in 2000 consisted of legal and other expenses. The charge-offs of uncollectible notes receivable were determined based on the payment history, the value of the collateral and the status of the borrower.

         Interest Expense. Interest expense was $51,684 in 2001 compared to zero in 2000. The interest expense is related to the advances we received from Great Western. In January 2001, interest at 8% per annum began to accrue on these advances.

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $83,445 in 2001 compared to zero in 2000. Laguna was purchased in December 2000. During 2001, Laguna was negatively impacted by the opening of three new apartment complexes nearby, causing a decrease in the occupancy levels at Laguna, and an increase in the level of concessions offered to new tenants.

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

         At August 31, 2001, notes receivable, net of unamortized discount, total $178,623. Many of these notes are seriously delinquent, with the status ranging from current to 38 months delinquent. We evaluate the collectibility of these notes based on the payment history, the value of the collateral and the status of the borrower. If we believe the collectibility of a note to be in doubt, we establish a specific reserve for that note. In addition, we have provided an allowance for estimated losses in the remaining portfolio of performing loans based on the same criteria. At August 31, 2001, our allowance for doubtful accounts totals $110,301.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

         The following table sets forth information regarding our current executive officers and directors:

			Officer or
Name	Age	Office	Director Since

Jay N. Torok	62	Chairman	1994

William Szilagyi	56	President and Board member	1988

Roger B. Clark	67	Board member	1989

         Our board of directors currently consists of three members. All directors hold office until the next Annual Stockholders’ Meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are filed by majority vote of the remaining directors. A summary of the background and experience of each of these individuals follows

         Jay N. Torok served as Chairman of our board of directors, President and Chief Executive Officer from our inception in 1988 until early 1992. He again agreed to serve as our Chairman in 1994, and has held that position since that date. During these periods, Mr. Torok served in various positions with our subsidiary companies, including First National Realty Associates of Georgia, Inc. and Hamer Holding Group, Inc. In mid-1992, together with these subsidiaries, we filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code. All petitions were voluntarily converted to Chapter 7 liquidations and the companies’ assets were liquidated and distributed in 1994. Mr. Torok currently serves as the President and Chief Executive Officer of Amortibanc Management, L.C. since 1993 and as Chairman of the Board, President and Chief Executive Officer of Great Western since its inception. In addition Mr. Torok has served as Executive Vice President of Amortibanc, Inc. and President of Amortibanc Land and Cattle, L.L.C., Southwest Land and Cattle, L.L.C. and Firebird Financial, L.L.C., as well as other Amortibanc affiliates engaged in real estate development or venture capital. Prior to joining the Amortibanc group of companies, from 1986 to 1992, Mr. Torok served as President and Chief Executive Officer of Lone Pine Capital, a venture capital company specialized in acquisitions management. Prior to joining Lone Pine

Capital, from 1981 to 1985, Mr. Torok served as President and Chief Executive Officer of Merrill Lynch Realty, Inc. Under Mr. Torok’s management, Merrill Lynch Realty, Inc. grew from 100 offices to over 380 offices in 38 cities in the United States and four foreign cities, becoming the world’s largest real estate brokerage firm. Prior to joining Merrill Lynch Realty, Inc., Mr. Torok served in various positions, including President of the Container and Core Division of Clevepak Corporation, a former NYSE listed company, President of Associated Forest Products, Inc., Vice President of Finance of Wausau Paper Mills, a Nasdaq quoted company and Controller of the Forest Products Division and the Land Development Division of Owens Illinois, Inc., a Fortune 100 company. Mr. Torok received his M.B.A. from Dartmouth in 1962 and attended law school at Temple University.

         William Szilagyi has served as a member of our board of directors since 1988. From our inception in 1988 until 1990 he was our Executive Vice President, and in 1991 he became our President and Chief Operating Officer. During this period, Mr. Szilagyi served in various positions with our subsidiary companies, including First National Realty Associates of Georgia, Inc. and Hamer Holding Group, Inc. In 1992, together with these subsidiaries, we filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code. All petitions were voluntarily converted to Chapter 7 liquidations and the companies’ assets were liquidated and distributed in 1994. Mr. Szilagyi currently serves as the Vice President of Operations of Amortibanc Management since 1996 and senior vice president of Great Western since its inception. Since 1998, Mr. Szilagyi has also served as the President of UniLoan, a mortgage brokerage company specializing in the needs of new homebuilders and since 1998 as Vice President and Director of Firebird Financial, L.L.C., a mortgage investment company. Prior to joining the Amortibanc group of companies, Mr. Szilagyi served as President of Merrill Lynch Realty, Inc. / Beach Cities Company in California. During his tenure with Merrill Lynch Realty, Inc., Mr. Szilagyi developed a Real Estate Owned Division to address the needs of bank owned properties, turned around multiple unprofitable subsidiaries and created a Resorts Division that managed and marketed resort properties throughout the West. In addition, while with Merrill Lynch Realty, Inc., Mr. Szilagyi created a multilingual international real estate network that targeted properties in Central and South America, Mexico, Canada and the Pacific Rim. Mr. Szilagyi, also served as Marketing Director with Merrill Lynch Realty Associates, Inc. where he wrote the company’s Policy and Procedure Manual and New Sales Associate Training and Marketing Manual. Prior to that, Mr. Szilagyi was employed by the Forest E. Olsen Company, a Coldwell Banker company, where he supervised 18 real estate offices in the greater Los Angeles metropolitan area. Mr. Szilagyi received his degree in business from California State University in 1967. Mr. Szilagyi has written two books and given numerous seminars on the advantages of real property ownership and investment.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. We have not received any copies of such forms during the year ended August 31, 2001. Based solely on a review of our transfer books, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complies with all Section 16(a) filing requirements during such fiscal year, except that Jay N. Torok and William Szilagyi received 140,000 and 100,000 shares, respectively, of common stock in November 1999 for services rendered to us and each of Jay N. Torok, William Szilagyi and Roger B. Clark received vested stock warrants in November 1999 to purchase 250,000 shares of common stock.

Item 10. Executive Compensation

         We have not paid any compensation to any officer or director during the past three years, however we have granted stock options and restricted stock to our officers and directors during the past three years. In November 1999, we granted 140,000 shares of restricted stock, with an estimated value of $1,400 to our Chairman, Jay N. Torok, and 100,000 shares of restricted stock, with an estimated value of $1,000 to our president, William Szilagyi, for services rendered to the Company. Also in November 1999, we granted stock options with an exercise price of $0.10 per share to the following officers and directors:

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of August 31, 2001 concerning ownership of our common stock by each director and officer, by all persons who hold of record or are known by us to hold beneficially of record 5% or more of our outstanding shares and by all directors and officers as a group. On June 15, 2002 there were 17,518,525 shares of our common stock outstanding and entitled to vote.

	Shares	Percent of
	Beneficially	Shares
Name and Address of Beneficial Owner	Owned (1)	Outstanding

Five Percent Shareholders:

David Theroux (2)	2,033,424	11.6%

Great Western Land and Recreation, Inc.(3)	2,500,000	14.3%

Amortibanc Investments, L.C. (3)(6)	2,500,000	14.3%

Willard W. Garvey Revocable Trust(3)(6)	2,500,000	14.3%

Willard W. Garvey Trust Number Thirteen(3)(6)	2,500,000	14.3%

Directors and Executive Officers:

Jay. N Torok(4)(7)	1,839,336	10.4%

William Szilagyi(4)(8)	1,346,521	7.6%

Roger B. Clark(5)(9)	765,810	4.3%

All Directors and Executive Officers as a Group (3 persons)	3,951,667	21.6%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days after June 15, 2002. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder. For purposes of this table, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)	The address for David Theroux is 300 West Douglas, Suite 422, Wichita, KS 67202.

(3)	The address for Great Western Land and Recreation, Inc. is 5115 N. Scottsdale Road, Suite 101, Scottsdale, AZ 85250. The address for Amortibanc Investments L.C., the Willard Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen is 300 West Douglas, Suite 422, Wichita, KS 67202.

(4)	The address for Messrs. Torok and Szilagyi is 5115 North Scottsdale Road, Suite 101, Scottsdale, AZ 85250.

(5)	The address for Mr. Clark is 6 Cardinal Road, Hilton Head, SC 29926.

(6)	Includes 2,500,000 shares owned by Great Western Land and Recreation, Inc. Amortibanc Investments, L.C. beneficially owns

100% of the outstanding shares of Great Western Land and Recreation. Amortibanc Investments disclaims beneficial ownership of these shares. The Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen are the only members of Amortibanc Investments and thereby share beneficial ownership of these shares. Jean Garvey is the trustee of the Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen.

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

Item 12. Certain Relationships and Related Transactions

         On September 22, 2000, we purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of our common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of our common stock. The most significant of these interests were a 25.52% ownership in Laguna which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial, an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values. In addition, Great Western charges us $900 per month for management services it provides to Firebird Financial. Furthermore, Great Western advances us funds to pay our current expenses. At August 31, 2001, advances from Great Western totaled $1,051,688, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. We have also pledged our interest in Laguna as collateral for of a $500,000 loan Great Western received from a third party (see Item 3. Legal Proceedings and Item 13. Notes to Consolidated Financial Statements, Note J).

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

1ST REALTY INVESTMENTS, INC

(Registrant)

Date: October 6, 2002	By /s/ Jay N. Torok

Jay N. Torok

Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jay N. Torok Jay N. Torok	Chairman of the Board (Principal Executive Officer;	October 6, 2002

/s/ William Szilagyi William Szilagyi	President and Director (Principal Financial Officer; Principal Accounting Officer)	October 6, 2002

/s/ Roger B. Clark Roger B. Clark	Director	October 6, 2002

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

In fiscal 2001, the Company began efforts to become an operating company once again. On September 22, 2000, the Company purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. The most significant of these interests were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., (“Laguna”) which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C, (“Firebird Financial”) an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values.

The acquisitions of the ownership interests in the nine entities from Great Western are accounted for by the purchase method of accounting. The purchase price was allocated as follows: $876,332 to Laguna, $74,579 to Firebird Financial and $10,718 to the remaining seven entities. The purchase price was based on the estimated fair value of the entities acquired based on an independent appraisal of Laguna and management’s estimates of the values of the other entities. The 25.52% interest in Laguna is being accounted for on the equity method since acquisition and the accounts of Firebird Financial are consolidated in these financial statements. Firebird Financial has a deficit equity balance, therefore no minority interest is reflected in these financial statements. The excess cost over the Company’s interest in the net equity of Laguna is included in the “investments in unconsolidated company” on the balance sheet and is being amortized over the life of the Laguna apartment complex. A partnership controlled by the Chairman of the Company’s board of directors owns 1.82% of Laguna. Ownership of the remaining 72.66% of Laguna is by 28 other unaffiliated investors. Pro forma information for the fiscal year ended August 31, 2001 follows (unaudited):

		Purchased	Pro forma adjustments
	1st Realty	entities	(1)	Total

Interest income	$18,898	$30,282	$—	$49,180

Operating expenses	126,848	98,893	—	225,741

Income from operations	(107,950)	(68,611)	—	(176,561)

Other income (expense)	(135,129)	(52,290)	31,721	(155,698)

Net loss	$(243,079)	$(120,901)	$31,721	$(332,259)

Diluted net loss per common and common equivalent share	$(0.01)			$(0.02)

Shares outstanding	17,154,141			17,518,525

Great Western is a related company. Jay Torok, the Chairman of the board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, the President and a member of the board of directors is also the Senior Vice President of Great Western. Prior to September 2000, Great Western owned 6.2% of the Company’s common stock. As a result of the issuance of common stock to Great Western in September 2000 and December 2000 discussed above, Great Western owns 14.3% of the Company’s common stock as of September 30, 2002.

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

2. Income taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets that are not expected to be recovered from future operations. At August 31, 2001, the Company has approximately $13,932,000 of tax loss carryforwards, which expire on various dates through 2021, to offset future federal taxable income. No tax benefit has been recognized, as use of the net operating loss is not assured.

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

$220,934

NOTE C — INVESTMENT IN UNCONSOLIDATED COMPANY

On December 29, 2000, the Company acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., (“Laguna”) which owns an apartment complex in Phoenix, Arizona. This investment is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since December 29, 2000, the date of acquisition. At August 31, 2001, the Company’s investment in Laguna totaled $760,987. Laguna’s fiscal year ends on December 31. Summarized financial information for Laguna as of August 31, 2001 follows (unaudited):

As of August 31, 2001

Current assets	$245,920

Noncurrent assets	9,507,671

Total assets	$9,753,591

Current liabilities	$204,141

Noncurrent liabilities	9,441,948

Members’ capital	107,502

$9,753,591

For the eight months ended August 31, 2001

Revenues	$1,003,359

Net loss	(384,592)

NOTE D – PAYABLES TO RELATED ENTITIES

Related entity payables are as follows at August 31,2001:

Great Western (1)	$1,051,688

JPMH Ltd Partnership (2)	13,846

$1,065,534

(1)	The advances from Great Western were made primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. These advances bear interest at 8% per annum beginning in January 2001 and are payable on demand.

(2)	JPMH Ltd. Partnership holds a 49% ownership interest in Firebird Financial.

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

NOTE K – RELATED PARTY TRANSACTIONS

On September 29, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At August 31, 2001, advances from Great Western totaled $1,051,688, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company has pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party (see Note J).

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