Form 10QSB/A
period 2001-11-30
1ST REALTY INVESTMENTS INC
filed 2002-10-08
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

1ST REALTY INVESTMENTS, INC.

CONTENTS

PAGE

Part I

Financial Information

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis	9

Part II

Other Information

Item 1. Legal Proceedings	11

Item 2. Changes in Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits and Reports on Form 8-K	11

Signatures	12

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

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter ended November 30,

	2001	2000

Cash flows from operating activities

Net loss	$(47,557)	$(4,660)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	609	—

Undistributed losses of unconsolidated company	26,688	—

Change in assets and liabilities (net of businesses acquired):

Other assets	(278)	(340)

Accounts payable and other accrued liabilities	37	—

Net cash used in operating activities	(20,501)	(5,000)

Cash flows from investing activities

Collection of notes receivable	587	—

Cash flows from financing activities

Increase in advances from related parties	21,500	5,000

Net increase in cash and cash equivalents	1,586	—

Cash and cash equivalents at beginning of period	5,799	—

Cash and cash equivalents at end of period	$7,385	$—

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$—	$—

Noncash investing and financing activities

Issuance of common stock to acquire a note receivable	$—	$20,000

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

NOTE D — PAYABLES TO RELATED ENTITIES

Related entity payables are as follows at November 30, 2001:

Great Western(1)	$1,073,188

JPMH Ltd Partnership(2)	13,846

$1,087,034

(1)	The advances from Great Western were made primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. These advances bear interest at 8% per annum beginning in 2001 and are payable on demand.

(2)	JPMH Ltd. Partnership holds a 49% ownership interest in Firebird Financial.

NOTE E — COMMITMENTS AND CONTINGENCIES

From time to time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of May 31, 2001 or as of the filing date of this report, other than as discussed in Note G.

NOTE F — RELATED PARTY TRANSACTIONS

On September 22, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna, which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial, an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At May 31, 2001, advances from Great Western totaled $1,073,188, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company has pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party (see Note G).

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

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $26,688 in the first quarter of fiscal 2002 compared to zero in the first quarter of fiscal 2001. Laguna was negatively impacted in fiscal 2002 due to increases in competition combined with the impact of the economic downturn in the Phoenix area. Laguna was purchased in December 2000.

Liquidity and Capital Resources

         Cash used in operating activities was $20,501 in the first quarter of fiscal 2002 compared to $5,000 in the first quarter of fiscal 2001. Cash used in operations in the first quarter of fiscal 2002 consisted of our net loss of $47,557 and an increase in other assets of $278 offset by net non-cash expenses of $27,297 and an increase in accounts payable and other accrued liabilities of $37. Net non-cash expenses consisted of $26,688 in undistributed losses related to our equity investment in Laguna and $609 in depreciation and amortization.

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

         At November 30, 2001, notes receivable, net of unamortized discount, total $178,036. Many of these notes are seriously delinquent, with the status ranging from current to 41 months delinquent. We evaluate the collectibility of these notes based on the payment history, the value of the collateral and the status of the borrower. If we believe the collectibility of a note to be in doubt, we establish a specific reserve for that note. In addition, we have provided an allowance for estimated losses in the remaining portfolio of performing loans based on the same criteria. At November 30, 2001, our allowance for doubtful accounts totals $110,301.

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

Business Risks and Forward-Looking Statements

         This Quarterly Report on Form 10-QSB includes “forward-looking statements”. Forward-looking statements are often characterized by the use of words such as “may,” “believes,” “plans,” “will,” “anticipates,” “estimates,” “expects,” or “intends” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-QSB are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward-looking statements. You are cautioned not to place undue reliance on any such forward-looking statements. We have no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to find a suitable company to effect a business opportunity, and competitive factors.

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

1ST REALTY INVESTMENTS, INC. (Registrant)

Date: October 6, 2002	By	/s/ William Szilagyi William Szilagyi President (Duly Authorized Officer and Principal Financial Officer)