Form 10QSB/A
period 2002-02-28
1ST REALTY INVESTMENTS INC
filed 2002-10-08
CIK 854882

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

Other expense

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

NOTE F – RELATED PARTY TRANSACTIONS

On September 22, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial, an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At February 28, 2002, advances from Great Western totaled $1,094,689, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company has pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party (see Note G).

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

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $37,341 in the second quarter of fiscal 2002 compared to $18,074 in the second quarter of fiscal 2001. Laguna was purchased in December 2000. During 2001, Laguna was negatively impacted by the opening of three new apartment complexes nearby, causing a decrease in the occupancy levels at Laguna, and an increase in the level of concessions offered to new tenants. The losses increased during 2002 due to further increases in competition combined with the impact of the economic downturn in the Phoenix area.

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

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $64,029 in the first six months of fiscal 2002 compared to $18,074 in the first six months of fiscal 2001. Laguna was purchased in December 2000. During 2001, Laguna was negatively impacted by the opening of three new apartment complexes nearby, causing a decrease in the occupancy levels at Laguna, and an increase in the level of concessions offered to new tenants. The losses increased during 2002 due to further increases in competition combined with the impact of the economic downturn in the Phoenix area.

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

         At February 28, 2002, notes receivable, net of unamortized discount, total $177,541. Many of these notes are seriously delinquent, with the status ranging from current to 44 months delinquent. We evaluate the collectibility of these notes based on the payment history, the value of the collateral and the status of the borrower. If we believe the collectibility of a note to be in doubt, we establish a specific reserve for that note. In addition, we have provided an allowance for estimated losses in the remaining portfolio of performing loans based on the same criteria. At February 28, 2002, our allowance for doubtful accounts totals $110,301.

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