Form 10QSB/A
period 2002-05-31
1ST REALTY INVESTMENTS INC
filed 2002-10-08
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2002

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

1ST REALTY INVESTMENTS, INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2002	August 31, 2001

	(unaudited)
ASSETS

Cash and cash equivalents	$4,661	$5,799

Notes receivable, net	66,861	68,322

Property and equipment, net	69	698

Investment in unconsolidated company	658,896	760,987

Other assets	14,583	14,436

	$745,070	$850,242

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities

Payable to related entities	$1,110,056	$1,065,534

Accounts payable and other accrued liabilities	20,979	15,628

Total liabilities	1,131,035	1,081,162

Stockholders’ equity (deficit)

Common stock, $0.001 par value; 25,000,000 shares authorized; 17,518,525 shares issued at May 31, 2002 and August 31, 2001	17,519	17,519

Additional paid-in capital	45,401	45,401

Accumulated deficit	(448,885)	(293,840)

Treasury stock, at cost, 651,972 shares at May 31, 2002 and August 31, 2001	—	—

Total stockholders’ equity (deficit)	(385,965)	(230,920)

	$745,070	$850,242

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

NOTE G – OTHER INCOME

Other income for the three months ended May 31, 2002 consisted of a gain on the sale of land in Houston, Texas for cash. The land was sold to the owner of the adjacent property. The land was owned by F Troops, LLC, a wholly owned subsidiary of the Company that was one of the entities the Company purchased from Great Western in December 2000. The land had been carried at zero value due to its location in a flood way, which severely limited its ability to be developed. However, recent changes in circumstances have increased the development potential of the land when combined with the adjacent property.

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

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $38,062 in the third quarter of fiscal 2002 compared to $31,590 in the third quarter of fiscal 2001. During 2001, Laguna was negatively impacted by the opening of three new apartment complexes nearby, causing a decrease in the occupancy levels and an increase in the level of concessions offered to new tenants. The losses increased during 2002 due to further increases in competition combined with the impact of the economic downturn in the Phoenix area.

         Other income. Other income was $51,346 in the third quarter of fiscal 2002 compared to zero in the third quarter of fiscal 2001. Other income consisted of a gain on the sale of land in Houston, Texas for cash. The land was sold to the owner of the adjacent property. The land was owned by F Troops, LLC, a wholly owned subsidiary of the Company that was one of the entities the Company purchased from Great Western in December 2000. The land had been carried at zero value due to its location in a flood way, which severely limited its ability to be developed. However, recent changes in circumstances have increased the development potential of the land when combined with the adjacent property.

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

         Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $102,091 in the first nine months of fiscal 2002 compared to $49,664 in the first nine months of fiscal 2001. Laguna was purchased in December 2000. During

2001, Laguna was negatively impacted by the opening of three new apartment complexes nearby, causing a decrease in the occupancy levels and an increase in the level of concessions offered to new tenants. The losses increased during 2002 due to further increases in competition combined with the impact of the economic downturn in the Phoenix area.

         Other income. Other income was $51,346 in the first nine months of fiscal 2002 compared to zero in the first nine months of fiscal 2001. Other income consisted of a gain on the sale of land in Houston, Texas for cash. The land was sold to the owner of the adjacent property. The land was owned by F Troops, LLC, a wholly owned subsidiary of the Company that was one of the entities the Company purchased from Great Western in December 2000. The land had been carried at zero value due to its location in a flood way, which severely limited its ability to be developed. However, recent changes in circumstances have increased the development potential of the land when combined with the adjacent property.

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

         At May 31, 2002, notes receivable, net of unamortized discount, total $177,162. Many of these notes are seriously delinquent, with the status ranging from current to 47 months delinquent. We evaluate the collectibility of these notes based on the payment history, the value of the collateral and the status of the borrower. If we believe the collectibility of a note to be in doubt, we establish a specific reserve for that note. In addition, we have provided an allowance for estimated losses in the remaining portfolio of performing loans based on the same criteria. At May 31, 2002, our allowance for doubtful accounts totals $110,301.

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