Form 10KSB
period 2002-08-31
1ST REALTY INVESTMENTS INC
filed 2002-11-22
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2002.

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to_______.

Commission file number 0-18808

1st Realty Investments, Inc.
(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3530765 (IRS Employer Identification No.)

5115 N. Scottsdale Road, Suite 101, Scottsdale, AZ (Address of principal executive offices)	85250 (Zip Code)

Registrant’s telephone number: (480) 949-6007

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001 (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      ☒           No      ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

The registrant’s revenues for the fiscal year ended August 31, 2002, were $10,716.

There is currently no active trading market for the Registrant’s common stock. There have been no trades of the Registrant’s common stock within the last 60 days. The aggregate value of the voting stock held by non-affiliates of the registrant as of October 31, 2002 based on the par value of $0.001 per share was $14,317.

The number of shares of the Registrant’s Common Stock outstanding at October 31, 2002 was 17,518,525.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:   Yes     ☐       No     ☒

PART I

Item 1.       Business

History

     1st Realty Investments, Inc. (formerly First National Realty Associates, Inc.) (“we” or the “Company“) is incorporated in the state of Nevada. We are an Arizona-based company that was formed in Georgia in October 1988, and became a publicly-held Nevada company through a merger into Emphatic Mergers, Inc. a publicly-held corporation on April 11, 1990. We changed our name from First National Realty Associates, Inc. to 1st Realty Investments, Inc. on July 13, 2000.

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

     In fiscal 2001, we began efforts to become an operating company once again. On September 22, 2000, we purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of our common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of our common stock. The most significant of these interests were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C., (“Firebird Financial”) an entity that was formed to provide second mortgage financing in the Houston, Texas area. Our ownership interest in Laguna at Arrowhead Apartments, L.L.C. is held indirectly through Laguna Investments, L.L.C., a wholly owned subsidiary (collectively “Laguna”). Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values.

     Great Western is a related company that owns 14.3% of our common stock as of October 31, 2002.

     On July 23, 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Great Western. Under the Merger Agreement, we agreed to undertake a series of transactions the result of which would be the transfer of control of the Company to the stockholder of Great Western, and the merger of Great Western into the Company. We will be the surviving entity. The transaction also involves the election of new directors and the amendment of our Articles of Incorporation to change our name to Great Western Land and Recreation, Inc. Our Board of Directors unanimously approved the Merger Agreement and the other transactions to be undertaken and the holders of a majority of our outstanding stock approved the transactions in writing on July 25, 2002. On July 23, 2002 the stockholder of Great Western consented in writing to the Merger Agreement transactions. Under applicable Nevada law, written consent by the holders of a majority of our outstanding stock to the transactions outlined in the Agreement is sufficient to approve the transactions, without a meeting or vote of all of the stockholders. This transaction will not become effective until the later of the time that the Articles of Merger are filed with the Secretary of State of the State of Nevada and of the State of Delaware. The Articles of Merger will not be filed for at least 20 days after the mailing of an Information Statement to all of our stockholders.

     We expect that the Merger will be treated as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. If the Merger qualifies as a tax-free reorganization, no gain or loss will be recognized for income tax purposes by either 1st Realty or Great Western as a result of the acquisition. There also should not be any material tax effects to the existing stockholders of 1st Realty or Great Western as a result of the transaction. However, neither 1st Realty nor Great Western has requested a tax ruling from the Internal Revenue Service with respect to the transaction. Accordingly, we can give no assurance that the transaction will qualify as a tax-free reorganization. We expect to account for our acquisition of Great Western as a reverse acquisition, with Great Western the acquirer and 1st Realty the acquiree for reporting purposes.

Prior to September 2000, we were a dormant non-operating company. Our current operations are solely the result of the series of transactions we entered into with Great Western. As a result, the assets and liabilities of both companies will be combined at their historical cost.

The SEC's staff has informed us that in their view we are an investment company under the Investment Company Act of 1940, as amended, due to our ownership interest in Laguna. While we do not necessarily agree with this position, it is our intention to eliminate any appearance of being an investment company by either consummation of the Merger or, if for any reason the Merger is not consummated, by divesting ourselves of the assets we acquired in December 2000 from Great Western, which includes our ownership interest in Laguna, and reverting to our prior dormant status.

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

     The apartment business in Phoenix is highly competitive. Laguna competes against other apartment complexes in the area, some of which are owned by national developers.

Facilities

     Our office is located at the office of Great Western, at 5115 N. Scottsdale Road, Suite 101, Scottsdale, Arizona 85250. We are using this space free of charge.

Employees

     We have no employees. Our business and affairs are handled by directors who provide services on an as-needed basis. We may engage consultants, attorneys, and accountants on a limited basis, and do not anticipate a need to engage any full-time employees until the consummation of the Merger Agreement.

Item 2.       Description of Property.

     We do not own any property directly and conduct our limited operations from the office of Great Western. (See “Item 1. Description of Business: Facilities.”)

Item 3.       Legal Proceedings

     We are not a party to any pending legal proceedings and, to the best of our knowledge, no litigation by or against us has been threatened other than as discussed below.

     In October 2001, quepasa.com loaned Great Western $500,000. This loan was secured by 1st Realty’s investment in Laguna. In February 2002 quepasa.com filed a counterclaim against Great Western seeking to foreclose on the loan and naming 1st Realty as a third-party defendant to its counterclaim because 1st Realty’s investment in Laguna was pledged as collateral for the loan. This lawsuit was settled in October 2002, resulting in the loan being deemed paid in full and the pledge of Laguna as collateral being released.

Item 4.       Submission of Matters to a Vote of Security Holders.

     As of July 25, 2002, our shareholders representing 9,700,888 shares (or 54%) of our outstanding common stock executed a written consent by the majority of the Company’s shareholders regarding the following matters. Pursuant to SEC rules, these proposals will not be effective until at least 20 days after we have sent out an Information Statement to our stockholders.

     Our shareholders elected our Board of Directors. The Directors elected and the numbers of votes each received are as follows:

Jay N. Torok	9,700,888
William Szilagyi	9,700,888
Roger B. Clark	9,700,888
Daniel Tracy	9,700,888

Our shareholders ratified the appointment of Grant Thornton LLP, as the auditors of the Company for the Company’s fiscal year ended August 31, 2002 with 9,700,888 affirmative votes, 0 against and 0 abstaining.

Our shareholders approved a reverse split of our common stock on the basis of one new share for each eight shares of common stock held currently by each stockholder with 9,700,888 affirmative votes, 0 against and 0 abstaining.

Our shareholders approved amending our Articles to increase our authorized common stock from 3,125,000 (after the eight for one reverse stock split) to 30,000,000 shares of common stock with 9,700,888 affirmative votes, 0 against and 0 abstaining.

Our shareholders approved the Merger of Great Western Land and Recreation, Inc. with and into our corporation, with our corporation being the surviving entity (the “Merger”), subject to satisfaction of the terms and conditions of the Merger Agreement and Plan of Merger dated July 23, 2002 with 9,700,888 affirmative votes, 0 against and 0 abstaining.

Our shareholders approved amending our Articles to be effective immediately after the effectiveness of the Merger to change our name to GREAT WESTERN LAND AND RECREATION, INC. with 9,700,888 affirmative votes, 0 against and 0 abstaining.

Our shareholders approved our adoption of an employee stock option plan, to be effective immediately after the effectiveness of the Merger, identical in all material respects to the Stock Option Plan currently in place at Great Western with 9,700,888 affirmative votes, 0 against and 0 abstaining.

Our shareholders approved and delegated authority to our president to effect a reverse split of our common stock of one share for up to each five shares of common stock outstanding (the “Second Split”) at any time prior to or during the 24 month period following the effective date of the Merger, but in any event no later than January 31, 2005 with 9,700,888 affirmative votes, 0 against and 0 abstaining.

Our shareholders approved that when and if the Second Split is effected, amending our Articles to return our authorized number of shares of common stock to 30,000,000 should our authorized number of shares of common stock be reduced by effecting the Second Split with 9,700,888 affirmative votes, 0 against and 0 abstaining.

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

     There is currently no active trading market for our common stock, and there can be no assurance that an active or liquid trading market for our common stock will develop in the future.

     We act as our own transfer agent. According to our records, at October 31, 2002, there were 7,644 holders of record of our common stock, including broker-dealers and clearing firms holding shares on behalf of their clients.

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

     In fiscal 2001, we began efforts to become an operating company once again. On September 29, 2000, we purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of common stock. The most significant of these interest were a 25.52% ownership in Laguna, which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial, an entity that was formed to provide second mortgage financing in the Houston, Texas area. Our ownership interest in Laguna is held indirectly through Laguna Investments, L.L.C., a wholly owned subsidiary. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values.

     Great Western is a related company. Jay Torok, the Chairman of our board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, our President and a member of our board of directors is also the Senior Vice President of Great Western. Great Western owns 14.3% of our common stock as of October 31, 2002.

     On July 23, 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Agreement”) with Great Western. Under the Merger Agreement, we agreed to undertake a series of transactions the result of which would be the transfer of control of the Company to the stockholder of Great Western, and the merger of Great Western into the Company. We will be the surviving entity. The transaction also involves the election of new directors and the amendment of our Articles of Incorporation to change our name to Great Western Land and Recreation, Inc. Our Board of Directors unanimously approved the Merger Agreement and the other transactions to be undertaken and the holders of a majority of our outstanding stock approved the transactions in writing on July 25, 2002. On July 23, 2002 the stockholder of Great Western consented in writing to the Merger Agreement transactions. Under applicable Nevada law, written consent by the holders of a majority of our outstanding stock to the transactions outlined in the Agreement is sufficient to approve the transactions, without a meeting or vote of all of the stockholders. This transaction will not become effective until the later of the time that the Articles of Merger are filed with the Secretary of State of the State of Nevada and of the State of Delaware. The Articles of Merger will not be filed for at least 20 days after the mailing of an Information Statement to all of our stockholders.

     We expect that the Merger will be treated as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. If the Merger qualifies as a tax-free reorganization, no gain or loss will be recognized for income tax purposes by either 1st Realty or Great Western as a result of the acquisition. There also should not be any material tax effects to the existing stockholders of 1st Realty or Great Western as a result of the transaction. However, neither 1st Realty nor Great Western has requested a tax ruling from the Internal Revenue Service with respect to the transaction. Accordingly, we can give no assurance that the transaction will qualify as a tax-free reorganization. We expect to account for our acquisition of Great Western as a reverse acquisition, with Great Western the acquirer and 1st Realty the acquiree for reporting purposes. Prior to September 2000, we were a dormant non-operating company. Our current operations are solely the result of the series of transactions we entered into with Great Western. As a result, the assets and liabilities of both companies will be combined at their historical cost.

Results of Operations

Year ended August 31, 2002 compared to year ended August 31, 2001

     Interest income. Interest income was $10,716 in 2002, compared $18,898 in 2001. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to a $20,000 note receivable we purchased from Great Western. Firebird

Financial was acquired in December 2000 and the note receivable was purchased in September 2000. The decrease in interest income was primarily because only one mortgage note receivable was paid off during 2002 compared to two notes in 2001. The remaining unamortized discount on these notes, which totaled $5,146 in 2002 and $11,081 in 2001 was included in interest income in the periods the notes were paid off.

     General and administrative expense. General and administrative expense decreased $14,447 to $112,401 in 2002 from $126,848 in 2001. General and administrative expense in 2002 consisted of management, legal and accounting fees, including legal and accounting fees of $101,472 incurred in connection with the preparation and filing of quarterly reports for the quarters ended November 30, 2000 through May 31, 2002, an annual report on Form 10-KSB for the fiscal year ended August 31, 2001 and a Schedule 14C Information Statement that was filed in connection with the Merger. General and administrative expense in 2001 consisted of $110,301 in charge-offs of uncollectible notes receivable carried by Firebird Financial and $16,547 of management, legal and accounting fees, primarily related to Firebird Financial.

     Interest Expense. Interest expense was $73,717 in 2002 compared to $51,684 in 2001. The interest expense is related to our payable to Great Western. Beginning in January 2001, interest at 8% per annum began to accrue on $892,570 of this payable.

     Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $208,384 in 2002 compared to $83,445 in 2001. Laguna was purchased in December 2000. During 2001, Laguna was negatively impacted by the opening of three new apartment complexes nearby, causing a decrease in the occupancy levels at Laguna and an increase in the level of concessions offered to new tenants. The losses increased during 2002 due to further increases in competition combined with the impact of the economic downturn in the Phoenix area.

     Other income. Other income was $51,346 in 2002 compared to zero in 2001. Other income consisted of a gain on the sale of land in Houston, Texas for cash. The land was sold to the owner of the adjacent property. The land was owned by F Troops, LLC, a wholly owned subsidiary that was one of the entities we purchased from Great Western in December 2000. The land had been carried at zero value due to its location in a flood way, which severely limited its ability to be developed. However, recent changes in circumstances have increased the development potential of the land when combined with the adjacent property.

Liquidity and Capital Resources

     Cash used in operating activities was $143,541 in 2002 compared to $77,829 in 2001. Cash used in operations in 2002 consisted of our net loss of $332,440, an increase in other assets of $1,699 and a decrease in accounts payable and other accrued liabilities of $14,934 offset by net non-cash expenses of $205,532. Net non-cash expenses consisted of $208,384 in undistributed losses related to our equity investment in Laguna and $2,294 in depreciation and amortization expense offset by $5,146 of accretion of interest income.

     Cash provided by investing activities was $27,171 in 2002 compared to $96,651 in 2001. Cash provided by investing activities in 2002 consisted of collections of notes receivable. Cash provided by investing activities in 2001 consisted of a distribution of capital from Laguna of $31,900, cash acquired through purchase of investments in businesses of $18,632 and collections of notes receivable of $46,119. Our investments in businesses were financed by a $951,629 advance from Great Western and by the issuance to Great Western of 1,000,000 shares of common stock.

     Cash provided by financing activities was $114,750 in 2002 compared to cash used of $13,023 in 2001. Cash provided by financing activities in 2002 consisted of a net increase in advances from related parties (primarily Great Western).

     At August 31, 2002, notes receivable, net of unamortized discount, total $156,598. Many of these notes are seriously delinquent, with the status ranging from one to 50 months delinquent. We evaluate the collectibility of these notes based on the payment history, the value of the collateral and the status of the borrower. If we believe the collectibility of a note to be in doubt, we establish a specific reserve for that note. In addition, we have provided an allowance for estimated losses in the remaining portfolio of performing loans based on the same criteria. At August 31, 2002, our allowance for doubtful accounts totals $110,301.

     Our cash balance at August 31, 2002 was $4,179. Our limited cash requirements have been funded primarily by advances from Great Western. Upon consummation of the Merger, we anticipate that our merged operations, combined with borrowings from banks and other financial institutions, will generate sufficient cash to fund our operations and the purchase and development of new properties. Additional funds can be obtained, if needed, through bulk sales of property. We project that our combined capital expenditures for property and development will be approximately $3.0 million over the next twelve months, but that only a portion of that amount will need to be funded internally. The remainder will be borrowed from banks and other financial institutions. As part of our business strategy, we will continuously review acquisition opportunities and proposals. We would expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.

     If the Merger is not consummated, we cannot presently foresee the cash requirements of any other business opportunities that we may ultimately acquire. However, since it is likely that any business we acquire will be involved in active business operations, we anticipate that an acquisition would result in increased cash requirements as well as increases in the number of employees.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets: (“SFAS 144”). SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for us as of September 1, 2002. The implementation of SFAS 144 is not expected to have a material effect on our financial condition or results of operations.

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

Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The following table sets forth information regarding our current executive officers and directors:

Name	Age	Office	Officer or Director Since

Jay N. Torok	62	Chairman	1994
William Szilagyi	56	President and Board member	1988
Roger B. Clark	67	Board member	1989
Daniel Tracy	61	Board member	2002

     Our board of directors currently consists of four members. All directors hold office until the next Annual Stockholders’ Meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Vacancies in the existing board are filed by majority vote of the remaining directors. A summary of the background and experience of each of these individuals follows

     Jay N. Torok served as Chairman of our board of directors, President and Chief Executive Officer from our inception in 1988 until early 1992. He again agreed to serve as our Chairman in 1994, and has held that position since that date. During these periods, Mr. Torok served in various positions with our subsidiary companies, including First National Realty Associates of Georgia, Inc. and Hamer Holding Group, Inc. In mid-1992, together with these subsidiaries, we filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code. All petitions were voluntarily converted to Chapter 7 liquidations and the companies’ assets were liquidated and distributed in 1994. Mr. Torok currently serves as the President and Chief Executive Officer of Amortibanc Management, L.C. since 1993 and as Chairman of the Board, President and Chief Executive Officer of Great Western since its inception. In addition Mr. Torok has served as Executive Vice President of Amortibanc, Inc. and President of Amortibanc Land and Cattle, L.L.C., Southwest Land and Cattle, L.L.C. and Firebird Financial, L.L.C., as well as other Amortibanc affiliates engaged in real estate development or venture capital. Prior to joining the Amortibanc group of companies, from 1986 to 1992, Mr. Torok served as President and Chief Executive Officer of Lone Pine Capital, a venture capital company specialized in acquisitions management. Prior to joining Lone Pine

Capital, from 1981 to 1985, Mr. Torok served as President and Chief Executive Officer of Merrill Lynch Realty, Inc. Under Mr. Torok’s management, Merrill Lynch Realty, Inc. grew from 100 offices to over 380 offices in 38 cities in the United States and four foreign cities, becoming the world’s largest real estate brokerage firm. Prior to joining Merrill Lynch Realty, Inc., Mr. Torok served in various positions, including President of the Container and Core Division of Clevepak Corporation, a former NYSE listed company, President of Associated Forest Products, Inc., Vice President of Finance of Wausau Paper Mills, a Nasdaq quoted company and Controller of the Forest Products Division and the Land Development Division of Owens Illinois, Inc., a Fortune 100 company. Mr. Torok received his M.B.A. from Dartmouth in 1962 and attended law school at Temple University.

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

     Daniel Tracy has been elected to serve as member of our Board of Directors beginning in 2002. Mr. Tracy is a business consultant and director. Mr. Tracy is currently a director of Edac Technologies Corporation, a publicly traded manufacturer of aerospace components. Mr. Tracy is also a trustee of the YMCA of Metropolitan Hartford, and Renbrook School. In 1998, Mr. Tracy concluded a 35-year career with Arthur Andersen, an international accounting and consulting firm. From 1994 to 1998, Mr. Tracy was responsible for Andersen’s SEC practice in Asia and lived in Hong Kong. In that role he counseled Asian companies involved in private placements and public offerings in the U.S., London and Asian markets. He worked on the first of such public offerings in the United States market for companies in China, Taiwan and Korea, as well as offerings of companies in Indonesia, Australia, the Philippines, Hong Kong, Singapore and Malaysia. From 1975 to 1994, Mr. Tracy was the partner in charge of Andersen’s audit and accounting practice in Hartford, CT (1980-1994) and Rochester, NY (1975-1980). Mr. Tracy received his bachelors degree and MBA from Dartmouth College.

     After the Merger has been consummated, Mr. Torok will continue serving as our Chairman of the Board and will also be appointed to serve as our President and Chief Executive Officer. Mr. Szilagyi will resign as our President, but will be appointed to serve as our Senior Vice President and will remain serving as one of our Directors. Mr. Clark and Mr. Tracy will remain serving as Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. We have not received any copies of such forms during the year ended August 31, 2002. Based solely on a review of our transfer books, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complies with all Section 16(a) filing requirements during such fiscal year, except that Jay N. Torok and William Szilagyi received 140,000 and 100,000 shares, respectively, of common stock in November 1999 for services rendered to us and each of Jay N. Torok, William Szilagyi and Roger B. Clark received vested stock options in November 1999 to purchase 250,000 shares of common stock. On October 14, 2002, Form 5’s were filed with the Securities and Exchange Commission to report these transactions.

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

	Number of Shares of Common Stock Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year				Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for the Option Term
			Exercise		Expiration
Name			Price	Grant Date	Date	5%	10%

Jay N. Torok	250,000	33.3%	$0.10	11/2/1999	11/2/2009	$—	$—
William Szilagyi	250,000	33.3%	$0.10	11/2/1999	11/2/2009	$—	$—
Roger B. Clark	250,000	33.3%	$0.10	11/2/1999	11/2/2009	$—	$—

     These options were granted under our stock option plan and were fully vested and exercisable on the date of grant. None of our officers or directors exercised options to purchase our common stock during the past three years.

     We currently have no retirement, pension, profit sharing, or insurance or medical reimbursement plans covering our officers or directors. However, Great Western maintains a 401(k) profit sharing plan for the benefit of its eligible employees. Great Western makes a matching contribution equal to 50% of each participant’s eligible contributions to a maximum of 6% of each participant’s compensation. Great Western can also make a discretionary contribution determined annually by its Board of Directors. In addition, Great Western maintains medical and dental insurance plans for its officers and employees. We plan to continue these benefits after the consummation of the Merger Agreement.

     We have not made or contemplated making any advances to any of our officers or directors.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of August 31, 2002 concerning ownership of our common stock by each director and officer, by all persons who hold of record or are known by us to hold beneficially of record 5% or more of our outstanding shares and by all directors and officers as a group. On October 31, 2002 there were 17,518,525 shares of our common stock outstanding and entitled to vote.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Shares Outstanding

Five Percent Shareholders:
David Theroux (2)	2,033,424	11.6%
Great Western Land and Recreation, Inc.(3)	2,500,000	14.3%
Amortibanc Investments, L.C. (3)(6)	2,500,000	14.3%
Willard W. Garvey Revocable Trust(3)(6)	2,500,000	14.3%
Willard W. Garvey Trust Number Thirteen(3)(6)	2,500,000	14.3%
Jean Garvey, Trustee (3)(6)	2,500,000	14.3%
Directors and Executive Officers:
Jay. N Torok(4)(7)	1,839,336	10.4%
William Szilagyi(4)(8)	1,346,521	7.6%
Roger B. Clark(5)(9)	765,810	4.3%

Daniel Tracy(10)	—	—
All Directors and Executive Officers as a Group (4 persons)	3,951,667	21.6%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days after October 31, 2002. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder. For purposes of this table, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)	The address for David Theroux is 11990 Skyline Blvd, Oakland, CA 94619.

(3)	The address for Great Western Land and Recreation, Inc. is 5115 N. Scottsdale Road, Suite 101, Scottsdale, AZ 85250. The address for Amortibanc Investments L.C., the Willard Garvey Revocable Trust, the Willard W. Garvey Trust Number Thirteen and Jean Garvey is 7309 E. 21st Street, Suite 120, Wichita, KS 67206.

(4)	The address for Messrs. Torok and Szilagyi is 5115 North Scottsdale Road, Suite 101, Scottsdale, AZ 85250.

(5)	The address for Mr. Clark is 6 Cardinal Road, Hilton Head, SC 29926.

(6)	Includes 2,500,000 shares owned by Great Western Land and Recreation, Inc. Amortibanc Investments, L.C. beneficially owns 100% of the outstanding shares of Great Western Land and Recreation. Amortibanc Investments disclaims beneficial ownership of these shares. The Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen are the only members of Amortibanc Investments and thereby share beneficial ownership of these shares. Jean Garvey is the trustee of the Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen.

(7)	Includes 1,328,556 shares of common stock owned by Mr. Torok, 81,320 shares owned by Lone Pine Industries, Inc., a company controlled by Mr. Torok, 179,460 shares owned by Western Reserve Environmental Services, a company in which Mr. Torok has an interest, primarily in a joint trust with Anne V. Hodgkins, Mr. Torok’s wife, and 250,000 shares of common stock issuable upon the exercise of vested stock options.

(8)	Includes 1,096,521 shares of common stock owned by Mr. Szilagyi and 250,000 shares of common stock issuable upon the exercise of vested stock options.

(9)	Includes 500,000 shares of common stock owned by Mr. Clark, 15,810 shares owned by Clark-Bemis Lumber Company, a company controlled by Mr. Clark, and 250,000 shares of common stock issuable upon the exercise of vested stock options.

(10)	The address for Mr. Tracy is 88 Wood Pond Road, West Hartford, CT 06107-3541.

Item 12.      Certain Relationships and Related Transactions

     On September 22, 2000, we purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of our common stock. On December 29, 2000, we purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of our common stock. The most significant of these interests were a 25.52% ownership in Laguna which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial, an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values. In addition, Great Western charges us $900 per month for management services it provides to Firebird Financial. Furthermore, Great Western advances us funds to pay our current expenses. At August 31, 2002, advances from Great Western totaled $1,180,284, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. We had also pledged our interest in Laguna as collateral for of a $500,000 loan Great Western received from a third party. This loan was deemed paid in full in October 2002 (see Item 3. Legal Proceedings and Item 13. Notes to Consolidated Financial Statements, Note H).

     On July 23, 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Agreement”) with Great

Western. Under the Merger Agreement, we agreed to undertake a series of transactions the result of which would be the transfer of control of the Company to the stockholder of Great Western, and the merger of Great Western into the Company. We will be the surviving entity. The transaction also involves the election of new directors and the amendment of our Articles of Incorporation to change our name to Great Western Land and Recreation, Inc. Our Board of Directors unanimously approved the Merger Agreement and the other transactions to be undertaken and the holders of a majority of our outstanding stock approved the transactions in writing on July 25, 2002. On July 23, 2002 the stockholder of Great Western consented in writing to the Merger Agreement transactions. Under applicable Nevada law, written consent by the holders of a majority of our outstanding stock to the transactions outlined in the Agreement is sufficient to approve the transactions, without a meeting or vote of all of the stockholders. This transaction will not become effective until the later of the time that the Articles of Merger are filed with the Secretary of State of the State of Nevada and of the State of Delaware. The Articles of Merger will not be filed for at least 20 days after the mailing of an Information Statement to all of our stockholders.

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

(b)	Reports on Form 8-K

On July 25, 2002, we filed a report on Form 8-K to report the Agreement and Plan of Merger between 1st Realty and Great Western.

Item 14.      Controls and Procedures

     (a)     We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     (b)     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1ST REALTY INVESTMENTS, INC.
(Registrant)
Date: November 21, 2002	By /s/ Jay N. Torok

Jay N. Torok
Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jay N. Torok	Chairman of the Board (Principal Executive Officer)	November 21, 2002

Jay N. Torok

/s/ William Szilagyi	President and Director (Principal Financial Officer; Principal Accounting Officer)	November 21, 2002

William Szilagyi

/s/ Roger B. Clark	Director	November 21, 2002

Roger B. Clark

/s/ Daniel Tracy	Director	November 21, 2002

Daniel Tracy

1ST REALTY INVESTMENTS, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

1st Realty Investments

We have audited the accompanying consolidated balance sheet of 1st Realty Investments, Inc. as of August 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended August 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1st Realty Investments as of August 31, 2002 and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Fountain Hills, Arizona
November 12, 2002

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEET
August 31, 2002

ASSETS
Cash and cash equivalents	$4,179
Notes receivable, net	46,297
Investment in unconsolidated company	552,603
Other assets	14,539

$617,618

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Payable to related entities	$1,180,284
Accounts payable and other accrued liabilities	694

Total liabilities	1,180,978
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 25,000,000 shares authorized; 17,518,525 shares issued	17,519
Additional paid-in capital	45,401
Accumulated deficit	(626,280)
Treasury stock, at cost, 651,972 shares	—

Total stockholders’ equity (deficit)	(563,360)

$617,618

The accompanying notes are an integral part of this consolidated financial statement.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal year ended August 31,

	2002	2001

Interest income	$10,716	$18,898
General and administrative expense	112,401	126,848

Operating loss	(101,685)	(107,950)
Other income (expense)
Interest expense	(73,717)	(51,684)
Equity in losses of unconsolidated company	(208,384)	(83,445)
Other income	51,346	—

	(230,755)	(135,129)

Net loss	$(332,440)	$(243,079)

Net loss per common and common equivalent share
Basic	$(0.02)	$(0.01)

Diluted	$(0.02)	$(0.01)

Weighted average common and common equivalent shares outstanding
Basic	17,518,525	17,154,141
Diluted	17,518,525	17,154,141

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
 Fiscal years ended August 31, 2002 and 2001

	Common stock		Additional
			paid-in	Accumulated	Treasury
	Shares	Amount	capital	deficit	stock	Total

Balance, September 1, 2000	16,018,525	$16,019	$16,901	$(50,761)	$—	$(17,841)
Issuance of shares to acquire note receivable	500,000	500	19,500	—	—	20,000
Issuance of shares to acquire businesses	1,000,000	1,000	9,000	—	—	10,000
Net loss	—	—	—	(243,079)	—	(243,079)

Balance, August 31, 2001	17,518,525	17,519	45,401	(293,840)	—	(230,920)
Net loss	—	—	—	(332,440)	—	(332,440)

Balance, August 31, 2002	17,518,525	$17,519	$45,401	$(626,280)	$—	$(563,360)

The accompanying notes are an integral part of these consolidated financial statement.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal year ended August 31,

	2002	2001

Cash flows from operating activities
Net loss	$(332,440)	$(243,079)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	—	110,301
Depreciation and amortization	2,294	1,624
Equity in losses of unconsolidated company	208,384	83,445
Accretion of interest income	(5,146)	(11,081)
Change in assets and liabilities (net of businesses acquired):
Other assets	(1,699)	(1,587)
Accounts payable and other accrued liabilities	(14,934)	(17,452)

Net cash used in operating activities	(143,541)	(77,829)
Cash flows from investing activities
Collection of notes receivable	27,171	46,119
Distribution of capital from unconsolidated company	—	31,900
Cash acquired through purchase of investments in businesses	—	18,632

Net cash provided by investing activities	27,171	96,651

Cash flows from financing activities
Increase (decrease) in advances from related parties	114,750	(13,023)

Net increase (decrease) in cash and cash equivalents	(1,620)	5,799
Cash and cash equivalents at beginning of year	5,799	—

Cash and cash equivalents at end of year	$4,179	$5,799

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—
Noncash investing and financing activities
Issuance of common stock to acquire a note receivable	$—	$20,000
Issuance of common stock and a note payable to a related party to acquire investments in businesses	$—	$961,629

The accompanying notes are an integral part of these consolidated financial statement.

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

In fiscal 2001, the Company began efforts to become an operating company once again. On September 22, 2000, the Company purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. The most significant of these interests were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C, (“Firebird Financial”) an entity that was formed to provide second mortgage financing in the Houston, Texas area. The ownership interest in Laguna at Arrowhead Ranch Apartments, L.L.C. is held indirectly through Laguna Investments, L.L.C., a wholly owned subsidiary (collectively “Laguna”). Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values.

The acquisitions of the ownership interests in the nine entities from Great Western are accounted for by the purchase method of accounting. The purchase price was allocated as follows: $876,332 to Laguna, $74,579 to Firebird Financial and $10,718 to the remaining seven entities. The purchase price was based on the estimated fair value of the entities acquired based on an independent appraisal of Laguna and management’s estimates of the values of the other entities. The 25.52% interest in Laguna is being accounted for on the equity method since acquisition and the accounts of Firebird Financial are consolidated in these financial statements. Firebird Financial has a deficit equity balance therefore no minority interest is reflected in these financial statements. The excess cost over the Company’s interest in the net equity of Laguna is included in the “investments in unconsolidated company” on the balance sheet and is being amortized over the life of the Laguna apartment complex. The amortization is included in “equity in losses of unconsolidated company” on the statement of operations. A partnership controlled by the Chairman of the Company’s board of directors owns 1.82% of Laguna. Ownership of the remaining 72.66% of Laguna is by 28 other unaffiliated investors.

Pro forma information for the fiscal year ended August 31, 2001 follows (unaudited):

	For the year ended August 31, 2001

	1st Realty	Purchased entities	Pro forma adjustments (1)	Total

Interest income	$18,898	$30,282	$—	$49,180
Operating expenses	126,848	98,893	—	225,741

Income from operations	(107,950)	(68,611)	—	(176,561)
Other income (expense)	(135,129)	(52,290)	(31,721)	(219,140)

Net loss	$(243,079)	$(120,901)	$(31,721)	$(395,701)

Diluted net loss per common and common equivalent share	$(0.01)			$(0.02)

Shares outstanding	17,154,141			17,518,525

(1)  A proforma adjustment was made to reflect additional interest expense on the payable to Great Western.

Great Western is a related company. Jay Torok, the Chairman of the board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, the President and a member of the board of directors is also the Senior Vice President of Great Western. Prior to September 2000, Great Western owned 6.2% of the Company’s common stock. As a result of the issuance of common stock to Great Western in September 2000 and December 2000 discussed above, Great Western owns 14.3% of the Company’s common stock as of October 31, 2002.

On July 23, 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Agreement”) with Great Western. Under the Merger Agreement, the Company agreed to undertake a series of transactions the result of which would be the transfer of control of the Company to the stockholder of Great Western, and the merger of Great Western into the Company. The Company will be the surviving entity. The transaction also involves the election of new directors of the Company and the amendment of the Company’s Articles of Incorporation to change its name to Great Western Land and Recreation, Inc. The Board of Directors of the Company unanimously approved the Merger Agreement and the other transactions to be undertaken and the holders of a majority of the outstanding stock of the Company approved the transactions in writing on July 25, 2002. On July 23, 2002 the stockholder of Great Western consented in writing to the Merger Agreement transactions. Under applicable Nevada law, written consent by the holders of a majority of the outstanding stock of the Company to the transactions outlined in the Agreement is sufficient to approve the transactions, without a meeting or vote of all of the stockholders. This transaction will not become effective until the later of the time that the Articles of Merger are filed with the Secretary of State of the State of Nevada and of the State of Delaware. The Articles of Merger will not be filed for at least 20 days after the mailing of an Information Statement to all of the stockholders of 1st Realty.

The Company expects that the Merger will be treated as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. If the Merger qualifies as a tax-free reorganization, no gain or loss will be recognized for income tax purposes by either the Company or Great Western as a result of the acquisition. There also should not be any material tax effects to the existing stockholders of the Company or Great Western as a result of the transaction. However, neither the Company nor Great Western has requested a tax ruling from the Internal Revenue Service with respect to the transaction. Accordingly, the Company can give no assurance that the transaction will qualify as a tax-free reorganization. The Company expects to account for its acquisition of Great Western as a reverse acquisition, with Great Western the acquirer and the Company the acquiree for reporting purposes. Prior to September 2000, the Company was a dormant non-operating company. Its current operations are solely the result of the series of transactions it entered into with Great Western. As a result, the assets and liabilities of both companies will be combined at their historical cost.

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

At August 31, 2002, the Company has approximately $14,238,000 of tax loss carryforwards, which expire on various dates through 2021, to offset future federal taxable income. A full valuation allowance has been provided, as the ultimate realization of the carryforwards is not assured.

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

5.  Property and equipment

Property and equipment, consisting of office furniture and equipment, is recorded at cost and is depreciated over useful lives of three to five years using the straight-line method. At August 31, 2002, all property and equipment, which had an aggregate original cost of $4,365, has been fully depreciated. Expenditures for maintenance and repairs are charged to operations in the year in which the expense is incurred.

6.  Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the fiscal years ending August 31, 2002 and 2001, 750,000 shares issuable upon the exercise of the stock options were not included in the calculation because they were antidilutive.

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

8.  Recent accounting pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets: (“SFAS 144”). SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 will be effective for the Company as of September 1, 2002. The implementation of SFAS 144 is not expected to have a material effect on its financial condition or results of operations.

NOTE B — NOTES RECEIVABLE

Notes receivable consist primarily of second mortgage loans made to individuals, which are reported net of unamortized discount of $37,165 and an allowance for doubtful accounts of $110,301 at August 31, 2002. The notes have original maturities of 3 to 5 years and bear interest at effective rates of 19.0% to 33.6%. Principal and interest are payable monthly based on 15-year amortization schedules with the remaining balances due at maturity.

Notes receivable also includes a $20,000 note issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%, principal and interest payable as lots are sold and released, with any outstanding balance due in September 2003. This note receivable was purchased from Great Western in September 2000 in exchange for 500,000 shares of the Company’s common stock.

Maturities for notes receivable as of August 31, 2002 follow:

Year ending August 31,
2003	$173,763
2004	20,000

$193,763

NOTE C — INVESTMENT IN UNCONSOLIDATED COMPANY

On December 29, 2000, the Company acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., which owns an apartment complex in Phoenix, Arizona. This investment is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since December 29, 2000, the date of acquisition. At August 31, 2002 and 2001, the Company’s investment in Laguna totaled $552,603 and $760,987, respectively. Laguna’s fiscal year ends on December 31. Summarized financial information for Laguna as of August 31, 2002 and 2001 follows:

	August 31,

	2002	2001

Current assets	$61,596	$245,920
Noncurrent assets	8,921,661	9,507,671

Total assets	$8,983,257	$9,753,591

Current liabilities	$197,448	$204,141
Noncurrent liabilities	9,349,843	9,441,948
Members’ capital	(564,034)	107,502

	$8,983,257	$9,753,591

	For the twelve months ended
	August 31,

	2002	2001

Revenues	$1,431,308	$1,003,359
Net loss from continuing operations and net loss	(714,125)	(384,592)

NOTE D — PAYABLES TO RELATED ENTITIES

Related entity payables at August 31, 2002 consist of amounts payable to Great Western, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. The amounts owed to Great Western are payable on demand, and $892,570 of the payable bears interest at 8% per annum.

NOTE E — FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheet for notes receivable approximate fair value considering the quality of the credit, payment terms and short remaining maturities. A reasonable estimate of the fair value for payables to related entities cannot be made due to the common control between the entities.

NOTE F — STOCK OPTIONS

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

As of August 31, 2002, there were 750,000 options outstanding under the Plan. The options were granted in 1999 and are fully exercisable. These options have a remaining contractual life of 7.2 years as of August 31, 2002, expire in 2009 and have an exercise price per share of $0.10. The pro forma information required under SFAS 123 is not included as it has no impact on loss per share.

NOTE G — TREASURY STOCK

Treasury stock consists of previously issued shares that were returned to the Company during and shortly after the Company’s bankruptcy proceedings. These shares were returned as part of litigation settlements at the time of bankruptcy.

NOTE H — COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of August 31, 2002 or as of the filing date of this report, other than as discussed below.

Great Western entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001, in order to induce Great Western to amend and extend the original merger agreement, quepasa.com loaned Great Western $500,000 (“the loan”). This loan was secured by 1st Realty’s investment in Laguna. In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. Great Western believed that it was entitled to this termination fee, which would result in the loan being deemed paid in full, and filed a declaratory judgment action against quepasa.com on that issue. quepasa.com filed a counterclaim, alleging that it was entitled to the termination fee and seeking to foreclose on the loan. quepasa.com named 1st Realty as a third-party defendant to its counterclaim because 1st Realty’s investment in Laguna was pledged as collateral for the loan. This lawsuit was settled in October 2002. Under the terms of the settlement, Great Western retained the termination fee, which resulted in the loan being deemed paid in full and the pledge of Laguna as collateral being released, in exchange for a payment by Great Western to quepasa of $50,000 and the transfer to quepasa of 642,000 shares of quepasa common stock with a market value of approximately $39,000.

NOTE I — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information for fiscal 2002 and 2001 is as follows:

	Fiscal 2002

Quarter ended	November 30	February 28	May 31	August 31

Revenue	$1,568	$1,557	$1,403	$6,188

Operating loss	$(2,069)	$(4,399)	$(42,114)	$(53,103)

Net loss	$(47,557)	$(60,540)	$(46,948)	$(177,395)

Net loss per common and common equivalent share	$—	$—	$—	$(0.01)

	Fiscal 2001

Quarter ended	November 30	February 28	May 31	August 31

Revenue	$340	$13,479	$2,479	$2,600

Operating loss	$(4,660)	$(97,862)	$(1,841)	$(3,587)

Net loss	$(4,660)	$(128,537)	$(53,081)	$(56,801)

Net loss per common and common equivalent share	$—	$(0.01)	$—	$—

NOTE J — OTHER INCOME

Other income for 2002 consisted of a gain on the sale of land in Houston, Texas for cash. The land was sold to the owner of the adjacent property. The land was owned by F Troops, LLC, a wholly owned subsidiary of the Company that was one of the entities the Company purchased from Great Western in December 2000. The land had been carried at zero value due to its location in a flood way, which severely limited its ability to be developed. However, recent changes in circumstances have increased the development potential of the land when combined with the adjacent property.

NOTE K — RELATED PARTY TRANSACTIONS

On September 29, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the

Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values. In addition, Great Western charges the Company $900 per month for management services provided to Firebird Financial. At August 31, 2002, advances from Great Western totaled $1,180,284, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western. The Company had pledged its interest in Laguna as collateral for a $500,000 loan Great Western received from a third party. This loan was deemed paid in full in October 2002 (see Note H).

On July 23, 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Agreement”) with Great Western. Under the Merger Agreement, the Company agreed to undertake a series of transactions the result of which would be the transfer of control of the Company to the stockholder of Great Western, and the merger of Great Western into the Company. The Company will be the surviving entity. The transaction also involves the election of new directors of the Company and the amendment of the Company’s Articles of Incorporation to change its name to Great Western Land and Recreation, Inc. The Board of Directors of the Company unanimously approved the Merger Agreement and the other transactions to be undertaken and the holders of a majority of the outstanding stock of the Company approved the transactions in writing on July 25, 2002. On July 23, 2002 the stockholder of Great Western consented in writing to the Merger Agreement transactions. Under applicable Nevada law, written consent by the holders of a majority of the outstanding stock of the Company to the transactions outlined in the Agreement is sufficient to approve the transactions, without a meeting or vote of all of the stockholders. This transaction will not become effective until the later of the time that the Articles of Merger are filed with the Secretary of State of the State of Nevada and of the State of Delaware. The Articles of Merger will not be filed for at least 20 days after the mailing of an Information Statement to all of the stockholders of 1st Realty.

Jay Torok, the Chairman of the board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, a member of the board of directors is also the Senior Vice President of Great Western.

The Company utilizes office space at the office of Great Western. The Company is using this space free of charge.

2001 10-KSB EXHIBIT INDEX

Exhibit No.

3.1	Articles of Incorporation of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 8 of Registration Statement on Form S-18 (No. 33-30679-NY))

3.2	Agreement of Merger of First National Realty Associates, Inc. into Emphatic Mergers (Incorporated by reference to Exhibit 14 of Registration Statement on Form S-18 (No. 33-30679- NY))

3.3	By-Laws of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 9 of Registration Statement on Form S-18 (No. 33-30679-NY))

10.1	Promissory Note, dated September 22, 2000 from First Commerce Marketing L.L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.1 of Form 10KSB for the fiscal year ended August 31, 2001)

10.2	Promissory Note, dated December 31, 2000, from 1st Realty Investments, Inc to Amortibanc Management L.C. (Incorporated by reference to Exhibit 10.2 of Form 10KSB for the fiscal year ended August 31, 2001)

10.3	Assignment of Membership Interest of Laguna Investments L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.3 of Form 10KSB for the fiscal year ended August 31, 2001)

10.4	Assignment of Membership Interest of Firebird Financial L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.4 of Form 10KSB for the fiscal year ended August 31, 2001)

10.5	Assignment of Membership Interest of Arizona Legacy Ranches L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.5 of Form 10KSB for the fiscal year ended August 31, 2001)

10.6	Assignment of Membership Interest of F Troops L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.6 of Form 10KSB for the fiscal year ended August 31, 2001)

10.7	Assignment of Membership Interest of Bosque del San Antonio L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.7 of Form 10KSB for the fiscal year ended August 31, 2001)

10.8	Assignment of Membership Interest of Aquarius Mountain Water & Mineral L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.8 of Form 10KSB for the fiscal year ended August 31, 2001)

10.9	Assignment of Membership Interest of Prom Partners L.P., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.9 of Form 10KSB for the fiscal year ended August 31, 2001)

10.10	Assignment of Membership Interest of Willow Springs Water L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.10 of Form 10KSB for the fiscal year ended August 31, 2001)

10.11	Assignment of Membership Interest of Houston Damage Control L.L.C., dated December 29, 2000, from Amortibanc Management L.C. to 1st Realty Investments, Inc. (Incorporated by reference to Exhibit 10.11 of Form 10KSB for the fiscal year ended August 31, 2001)

10.12	Agreement and Plan of Merger between 1st Realty Investments, Inc. and Great Western Land and Recreation, Inc. dated as of July 23, 2002 (Incorporated by reference to Exhibit 1 of

E-1

Form 8-K filed with the Commission on July 29, 2002)

11	Statement RE: Computation of per Share Earnings (Loss)

21	List of Subsidiaries

99.1	Risk Factors

99.2	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification of William Szilagyi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.4	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.5	Certification of William Szilagyi pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-2