Form 10KSB/A
period 2002-08-31
1ST REALTY INVESTMENTS INC
filed 2002-12-20
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

Amendment No. 1

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

The SEC's staff has informed us that in their view we may be an investment company under the Investment Company Act of 1940, as amended, due to our ownership interest in Laguna. While we do not necessarily agree with this position, it is our intention to eliminate any appearance of being an investment company by either consummation of the Merger or, if for any reason the Merger is not consummated, by divesting ourselves of the assets we acquired in December 2000 from Great Western, which includes our ownership interest in Laguna, and reverting to our prior dormant status.

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

Our shareholders approved each of the following proposals with 9,700,888 affirmative votes:

the appointment of Grant Thornton LLP, as the auditors of the Company for the Company’s fiscal year ended August 31, 2002;

a reverse split of our common stock on the basis of one new share for each eight shares of common stock held currently by each stockholder;

amending our Articles to increase our authorized common stock from 3,125,000 (after the eight for one reverse stock split) to 30,000,000 shares of common stock;

the Merger of Great Western Land and Recreation, Inc. with and into our corporation, with our corporation being the surviving entity (the “Merger”), subject to satisfaction of the terms and conditions of the Merger Agreement and Plan of Merger dated July 23, 2002;

amending our Articles to be effective immediately after the effectiveness of the Merger to change our name to GREAT WESTERN LAND AND RECREATION, INC.;

our adoption of an employee stock option plan, to be effective immediately after the effectiveness of the Merger, identical in all material respects to the Stock Option Plan currently in place at Great Western;

approval and delegation of authority to our president to effect a reverse split of our common stock of one share for up to each five shares of common stock outstanding (the “Second Split”) at any time prior to or during the 24 month period following the effective date of the Merger, but in any event no later than January 31, 2005;

when and if the Second Split is effected, amending our Articles to return our authorized number of shares of common stock to 30,000,000 should our authorized number of shares of common stock be reduced by effecting the Second Split.

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

Date: December 20, 2002

By /s/ Jay N. Torok

Jay N. Torok
Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jay N. Torok	Chairman of the Board (Principal Executive Officer)	December 20, 2002

Jay N. Torok

/s/ William Szilagyi	President and Director (Principal Financial Officer; Principal Accounting Officer)	December 20, 2002

William Szilagyi

/s/ Roger B. Clark	Director	December 20, 2002

Roger B. Clark

/s/ Daniel Tracy	Director	December 20, 2002

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

$193,763

NOTE C — INVESTMENT IN UNCONSOLIDATED COMPANY

On December 29, 2000, the Company acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., which owns an apartment complex in Phoenix, Arizona. This investment is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since December 29, 2000, the date of acquisition. At August 31, 2002 and 2001, the Company’s investment in Laguna totaled $552,603 and $760,987, respectively. Under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna at Arrowhead Apartments L.L.C. Laguna Investments L.L.C. has been notified of a capital call for $53,530, payable in 2003. Should Laguna Investments L.L.C. fail to make the required payment, its ownership interest would be reduced from 25.52% to 24.14%. Laguna’s fiscal year ends on December 31. Summarized financial information for Laguna as of August 31, 2002 and 2001 follows:

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

NOTE H — COMMITMENTS AND CONTINGENCIES

Under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna at Arrowhead Apartments L.L.C. Laguna Investments L.L.C. has been notified of a capital call for $53,530, payable in 2003. Should Laguna Investments L.L.C. fail to make the required payment, its ownership interest would be reduced from 25.52% to 24.14%.

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