Form 10QSB
period 2002-11-30
1ST REALTY INVESTMENTS INC
filed 2003-01-14
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2002

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes  ☑       No  ☐

The number of shares of the registrant’s Common Stock outstanding at December 31, 2002 was 17,518,525.

1ST REALTY INVESTMENTS, INC.

CONTENTS

PAGE

Part I
Financial Information
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis	10
Item 3. Controls and Procedures	12
Part II
Other Information
Item 1. Legal Proceedings	12
Item 2. Changes in Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits and Reports on Form 8-K	13
Signatures	14

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2002	2002

	(unaudited)
ASSETS
Cash and cash equivalents	$4,939	$4,179
Notes receivable, net	33,967	46,297
Investment in unconsolidated company	506,431	552,603
Other assets	14,589	14,539

	$559,926	$617,618

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Payable to related entities	$1,234,098	$1,180,284
Accounts payable and other accrued liabilities	11,998	694

Total liabilities	1,246,096	1,180,978
Stockholders’ equity (deficit)
Common stock, $0.001 par value; 25,000,000 shares authorized; 17,518,525 shares issued	17,519	17,519
Additional paid-in capital	45,401	45,401
Accumulated deficit	(749,090)	(626,280)
Treasury stock, at cost, 651,972 shares	—	—

Total stockholders’ equity (deficit)	(686,170)	(563,360)

	$559,926	$617,618

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter ended November 30,

	2002	2001

Interest income	$620	$1,568
General and administrative expense	59,456	3,637

Operating loss	(58,836)	(2,069)
Other expense
Interest expense	(17,802)	(18,800)
Equity in losses of unconsolidated company	(46,172)	(26,688)

	(63,974)	(45,488)

Net loss	$(122,810)	$(47,557)

Net loss per common and common equivalent share
Basic and diluted	$(0.01)	$—

Weighted average common and common equivalent shares outstanding
Basic and diluted	17,518,525	17,518,525

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended November 30,

	2002	2001

Cash flows from operating activities
Net loss	$(122,810)	$(47,557)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	12,208	—
Depreciation and amortization	—	609
Equity in losses of unconsolidated company	46,172	26,688
Change in assets and liabilities
Other assets	(50)	(278)
Accounts payable and other accrued liabilities	11,304	37

Net cash used in operating activities	(53,176)	(20,501)
Cash flows from investing activities
Collection of notes receivable	122	587

Cash flows from financing activities
Increase in advances from related parties	53,814	21,500

Net increase in cash and cash equivalents	760	1,586
Cash and cash equivalents at beginning of period	4,179	5,799

Cash and cash equivalents at end of period	$4,939	$7,385

The accompanying notes are an integral part of these consolidated financial statements.

1ST REALTY INVESTMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the three month periods ended November 30, 2002 and 2001 include the accounts of 1st Realty Investments, Inc. (formerly First National Realty Associates, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

In fiscal 2001, the Company began efforts to become an operating company once again. On September 22, 2000, the Company purchased a $20,000 note receivable issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of common stock. The most significant of these interests were a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. The ownership interest in Laguna at Arrowhead Apartments L.L.C. is held indirectly through Laguna Investments, L.L.C., a wholly owned subsidiary (collectively “Laguna”). Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values.

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

Great Western is a related company. Jay Torok, the Chairman of the board of directors, is also the Chairman, President and Chief

Executive Officer of Great Western. William Szilagyi, the President and a member of the board of directors is also the Senior Vice President of Great Western. Prior to September 2000, Great Western owned 6.2% of the Company’s common stock. As a result of the issuance of common stock to Great Western in September 2000 and December 2000 discussed above, Great Western owns 14.3% of the Company’s common stock as of December 31, 2002.

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

The SEC’s staff has informed the Company that in their view the Company may be an investment company under the Investment Company Act of 1940, as amended, due to its ownership interest in Laguna. While the Company does not necessarily agree with this position, it is the Company’s intention to eliminate any appearance of being an investment company by either consummation of the Merger or, if for any reason the Merger is not consummated, by divesting itself of the assets it acquired in December 2000 from Great Western, which includes the ownership interest in Laguna.

NOTE B – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method. For the three month periods ended November 30, 2002 and 2001, 750,000 shares issuable upon the exercise of the stock options were not included in the calculation because they were antidilutive.

NOTE C — NOTES RECEIVABLE

Notes receivable consist primarily of second mortgage loans made to individuals, which are reported net of unamortized discount of $37,165 and an allowance for doubtful accounts of $122,509 at November 30, 2002. The discount is not currently being amortized due to the uncertainty of the collectibility of the notes. The notes have original maturities of 3 to 5 years and bear interest at effective rates of 19.0% to 33.6%. Principal and interest are payable monthly based on 15-year amortization schedules with the remaining balances due at maturity.

Notes receivable also includes a $20,000 note issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%, principal and interest payable as lots are sold and released, with any outstanding balance due in September 2003. This note receivable was purchased from Great Western in September 2000 in exchange for 500,000 shares of the Company’s common stock.

NOTE D — INVESTMENT IN UNCONSOLIDATED COMPANY

On December 29, 2000, the Company acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., which owns an apartment complex in Phoenix, Arizona. This investment is accounted for using the equity method. Under the equity method, the

Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since December 29, 2000, the date of acquisition. At November 30, 2002 and 2001, the Company’s investment in Laguna totaled $506,431 and $734,299, respectively. Under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna at Arrowhead Apartments L.L.C. Laguna Investments L.L.C. has been notified of a capital call for $53,530, payable in two equal installments in 2003. Should Laguna Investments L.L.C. fail to make the required payments, its ownership interest would be reduced from 25.52% to 24.14%. The first installment of the capital call was paid on January 3, 2003. Laguna’s fiscal year ends on December 31. Summarized financial information for Laguna as of November 30, 2002 and 2001 follows:

	November 30,

	2002	2001

Current assets	$31,256	$195,599
Noncurrent assets	8,787,945	9,318,498

Total assets	$8,819,201	$9,514,097

Current liabilities	$165,402	$161,714
Noncurrent liabilities	9,325,661	9,419,671
Members’ capital	(671,862)	(67,288)

	$8,819,201	$9,514,097

	For the three months ended
	November 30,

	2002	2001

Revenues	$360,727	$366,864
Net loss from continuing operations and net loss	(155,317)	(104,578)

NOTE E – PAYABLES TO RELATED ENTITIES

Related entity payables at November 30, 2002 consist of amounts payable to Great Western, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western on December 29, 2000. The amounts owed to Great Western are payable on demand, and $892,570 of the payable bears interest at 8% per annum.

NOTE F — COMMITMENTS AND CONTINGENCIES

From time-to-time the Company is involved in litigation arising in the normal course of business. The Company is not a party to any outstanding litigation as of November 30, 2002 or as of the filing date of this report.

In October 2001, quepasa.com loaned Great Western $500,000. This loan was secured by the Company’s investment in Laguna. In February 2002 quepasa.com filed an action against Great Western seeking to foreclose on the loan and naming the Company as a third-party defendant because the Company’s investment in Laguna was pledged as collateral for the loan. This lawsuit was settled in October 2002, resulting in the loan being deemed paid in full and the pledge of Laguna as collateral being released.

NOTE G – RELATED PARTY TRANSACTIONS

On September 29, 2000, the Company purchased a $20,000 note receivable, issued by an unrelated company in connection with a sale of real estate, bearing interest at 9%. This note receivable was purchased from Great Western in exchange for 500,000 shares of the Company’s common stock. On December 29, 2000, the Company purchased ownership interests in nine entities from Great Western in exchange for a $951,629 note payable and 1,000,000 shares of the Company’s common stock. These interests included a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C., which owns an apartment complex in Phoenix, Arizona, and a 51% interest in Firebird Financial L.L.C. (“Firebird Financial”), an entity that was formed to provide second mortgage financing in the Houston, Texas area. Firebird Financial has not funded any new loans since 1998, and does not have any current plans to fund additional loans in the future. The other seven entities had no operations and minimal net asset values. At November 30, 2002, advances from Great Western totaled $1,234,098, primarily to finance the purchase of the Company’s ownership interests in Laguna and Firebird Financial from Great Western and to fund costs incurred in connection with the Merger.

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

     Great Western is a related company. Jay Torok, the Chairman of our board of directors, is also the Chairman, President and Chief Executive Officer of Great Western. William Szilagyi, our President and a member of our board of directors is also the Senior Vice President of Great Western. Great Western owns 14.3% of our common stock as of December 31, 2002.

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

     The SEC’s staff has informed us that in their view we may be an investment company under the Investment Company Act of 1940, as amended, due to our ownership interest in Laguna. While we do not necessarily agree with this position, it is our intention to eliminate any appearance of being an investment company by either consummation of the Merger or, if for any reason the Merger is not consummated, by divesting ourselves of the assets we acquired in December 2000 from Great Western, which includes our ownership interest in Laguna.

Results of Operations

Three months ended November 30, 2002 (first quarter of fiscal 2003) compared to the quarter ended November 30, 2001 (first quarter of fiscal 2002)

     Interest income. Interest income was $620 in the first quarter of fiscal 2003 compared to $1,568 in the first quarter of fiscal 2002. Interest income is related to the second mortgage notes receivable carried by Firebird Financial and to the $20,000 note receivable we purchased from Great Western.

     General and administrative expense. General and administrative expense increased $55,819 to $59,456 in the first quarter of fiscal 2003 from $3,637 in the first quarter of fiscal 2002. General and administrative expense consisted of management, legal and accounting fees. The increase is primarily due to legal and accounting fees of $46,809 incurred in connection with the preparation and filing of an annual report on Form 10-KSB for the fiscal year ended August 31, 2002 and a Schedule 14C Information Statement that was filed in connection with the Merger. In addition, bad debt expense related to notes receivable carried by Firebird Financial totaled $12,208 in the first quarter of fiscal 2003 compared to zero in the first quarter of fiscal 2002.

     Interest expense. Interest expense was $17,802 in the first quarter of fiscal 2003 compared to $18,800 in the first quarter of fiscal 2002. The interest expense is related to the payable to Great Western, $892,570 of which bears interest at 8% per annum.

     Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $46,172 in the first quarter of fiscal 2003 compared to $26,688 in the first quarter of fiscal 2002. During 2002, Laguna was negatively impacted by increases in competition combined with the impact of the economic downturn in the Phoenix area. In 2003, these factors continued to impact Laguna, resulting in lower occupancy levels. In order to attract new tenants, advertising costs have increased, and higher concessions are being offered to new tenants. Occupancy levels have also been affected by the continued low interest rates, which have resulted in a higher proportion of tenants leaving to purchase their own homes.

Liquidity and Capital Resources

     Cash used in operating activities was $53,176 in first three months of fiscal 2003 compared to $20,501 in the first three months of fiscal 2002. Cash used in operations in the first three months of fiscal 2003 consisted of our net loss of $122,810 and an increase in other assets of $50 offset by an increase in accounts payable and other accrued liabilities of $11,304 and net non-cash expenses of $58,380. Net non-cash expenses consisted of $46,172 in undistributed losses related to our equity investment in Laguna and $12,208 in bad debt expense.

     Cash provided by investing activities was $122 in the first three months of fiscal 2003 compared to $587 in the first three months of fiscal 2002. Cash provided by investing activities consisted of collections of notes receivable.

     Cash provided by financing activities was $53,814 in the first three months of fiscal 2003 compared to $21,500 in the first three months of fiscal 2002. Cash used by financing activities consisted of net increases in the payable to Great Western. These funds were obtained primarily to finance the costs we have incurred in connection with the Merger.

     At November 30, 2002, notes receivable, net of unamortized discount, total $156,476. Many of these notes are seriously delinquent, with the status ranging from current to 50 months delinquent. We evaluate the collectibility of these notes based on the payment history, the value of the collateral and the status of the borrower. If we believe the collectibility of a note to be in doubt, we establish a specific reserve for that note. In addition, we have provided an allowance for estimated losses in the remaining portfolio of performing loans based on the same criteria. At November 30, 2002, our allowance for doubtful accounts totals $122,509.

     Our cash balance at November 30, 2002 was $4,939. Our cash requirements have been funded by increases in the payable to Great Western. Upon consummation of the Merger, we anticipate that our merged operations, combined with borrowings from banks and other financial institutions, will generate sufficient cash to fund our operations and the purchase and development of new properties. Additional funds can be obtained, if needed, through bulk sales of property. We project that our combined capital expenditures for property and development will be approximately $3.0 million over the next twelve months, but that only a portion of that amount will need to be funded internally. The remainder will be borrowed from banks and other financial institutions. As part of our business strategy, we will continuously review acquisition opportunities and proposals. We would expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.

If the Merger is not consummated, we cannot presently foresee the cash requirements of any other business opportunities that we may ultimately acquire. However, since it is likely that any business we acquire will be involved in active business operations, we anticipate that an acquisition would result in increased cash requirements as well as increases in the number of employees.

Recent Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 became effective for us as of September 1, 2002. The implementation of SFAS 144 had no effect on our financial condition or results of operations.

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

Item 3. Controls and Procedures

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

     Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

     In October 2001, quepasa.com loaned Great Western $500,000. This loan was secured by 1st Realty’s investment in Laguna. In February 2002 quepasa.com filed an action against Great Western seeking to foreclose on the loan and naming 1st Realty as a third-party defendant because 1st Realty’s investment in Laguna was pledged as collateral for the loan. This lawsuit was settled in October 2002, resulting in the loan being deemed paid in full and the pledge of Laguna as collateral being released.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.

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

1ST REALTY INVESTMENTS, INC. (Registrant)

Date: January 13, 2003	By	/s/ William Szilagyi

William Szilagyi President (Duly Authorized
Officer and Principal Financial Officer)

Exhibit
No.

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