Form 10QSB
period 2003-06-30
GREAT WESTERN LAND RECREATION INC
filed 2003-08-14
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒  No  ☐

The number of shares of the registrant’s Common Stock outstanding at July 31, 2003 was 20,779,508.

GREAT WESTERN LAND AND RECREATION, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Cash and cash equivalents	$167,845	$654,369
Notes receivable	1,568,394	1,574,569
Land held for development and sale	9,058,824	8,648,204
Receivable from related entities	70,622	66,370
Property and equipment, net of accumulated depreciation of $55,507 and $40,356 in 2003 and 2002, respectively	178,424	192,905
Other	296,538	268,921

	$11,340,647	$11,405,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities Notes payable	$4,001,864	$4,028,170
Subordinated debt	3,624,867	3,457,520
Payable to related entities	766,652	869,400
Accounts payable and other accrued liabilities	545,926	324,298

Total liabilities	8,939,309	8,679,388
Minority interest	47,881	46,009
Stockholders’ equity Preferred stock, $0.001 par value; 10,000,000 shares authorized; 14,380 issued and outstanding; liquidation value — $719,000	652,189	628,559
Common stock, $0.001 par value; 30,000,000 shares authorized; 20,779,508 shares outstanding	20,779	20,779
Additional paid-in capital	2,310,105	2,333,735
Accumulated other comprehensive loss	(733)	(703)
Accumulated deficit	(629,196)	(302,742)
Treasury stock	313	313

Total stockholders’ equity	2,353,457	2,679,941

	$11,340,647	$11,405,338

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Land and lot sales	$879,587	$1,081,091	$1,574,177	$1,897,159
Cost of land and lot sales	450,217	471,673	825,574	901,626

Gross profit on sales	429,370	609,418	748,603	995,533
Operating, selling, general and administrative expense	307,949	559,470	824,293	1,177,812

	121,421	49,948	(75,690)	(182,279)
Other income (expense) Interest expense	(163,784)	(172,244)	(342,017)	(421,900)
Interest income	34,782	66,413	69,884	110,487
Equity in losses of unconsolidated company	—	—	(53,530)	—
Gain on settlement of note receivable	—	—	—	118,000
Other income	84,134	47,181	76,771	72,378

	(44,868)	(58,650)	(248,892)	(121,035)

Income (loss) before minority interest	76,553	(8,702)	(324,582)	(303,314)
Minority interest	—	—	(1,872)	—

Net income (loss)	$76,553	$(8,702)	$(326,454)	$(303,314)

Net income (loss) per common and common equivalent share Basic and diluted	$—	$—	$(0.02)	$(0.01)

Weighted average common and common equivalent shares outstanding Basic and diluted	20,779,508	20,779,508	20,779,508	20,779,508

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities Net loss	$(326,454)	$(303,314)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities:
Depreciation and amortization	17,830	6,361
Bad debt expense	(533)	—
Accrued interest expense included in debt	304,341	113,307
Accretion of interest income	(2,600)	—
Collection of notes receivable relating to prior years’ sales	56,981	698,820
Uncollected notes receivable from current year sales	(47,673)	(53,009)
Loss on disposal of property, plant and equipment	9,756	—
Equity in losses of unconsolidated company	53,530	—
Minority interests in earnings of consolidated subsidiaries	1,872	—
Change in operating assets and liabilities:
Land held for development and sale	(545,582)	826,884
Other assets	(36,581)	(10,015)
Accounts payable and other accrued liabilities	221,628	(164,247)
Deferred income	—	(235,455)

Net cash provided by (used in) operating activities	(293,485)	879,332
Cash flows from investing activities Increase (decrease) in advances to related parties	27,962	(137,068)
Investment in unconsolidated company	(53,530)	—
Purchase of property and equipment	(4,171)	(16,594)

Net cash used in investing activities	(29,739)	(153,662)
Cash flows from financing activities Issuance of notes payable	539,418	1,752,056
Payments on notes payable	(702,718)	(2,056,117)
Decrease in subordinated debt	—	(431,747)

Net cash used in financing activities	(163,300)	(735,808)

Net decrease in cash and cash equivalents	(486,524)	(10,138)
Cash and cash equivalents at beginning of period	654,369	317,969

Cash and cash equivalents at end of period	$167,845	$307,831

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$51,598	$80,745
Noncash investing and financing activities Transfer of Wagon Bow Ranch land in exchange for minority interest in Willow Springs Ranch, LLC and a reduction in the payable to minority investors	134,962	—
Subordinated debt converted into preferred stock	—	604,929
Subordinated debt converted to capital	—	204,266

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three month and six month periods ended June 30, 2003 and 2002 include the accounts of Great Western Land and Recreation, Inc. (formerly 1st Realty Investments, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

On July 23, 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Agreement”) with Great Western Land and Recreation, Inc., a Delaware corporation (“Great Western Delaware”). Under the Merger Agreement, the Company agreed to undertake a series of transactions the result of which would be the transfer of control of the Company to Amortibanc Investments, LC, (“Amortibanc”), the stockholder of Great Western Delaware, and the merger of Great Western Delaware into the Company. The Company would be the surviving entity. The transaction also involved the election of new directors of the Company and the amendment of the Company’s Articles of Incorporation to change its name to Great Western Land and Recreation, Inc. The Board of Directors of the Company unanimously approved the Merger Agreement and the other transactions to be undertaken and the holders of a majority of the outstanding stock of the Company approved the transactions in writing on July 25, 2002. On July 23, 2002 the stockholder of Great Western Delaware consented in writing to the Merger Agreement transactions. Under applicable Nevada law, written consent by the holders of a majority of the outstanding stock of the Company to the transactions outlined in the Agreement was sufficient to approve the transactions, without a meeting or vote of all of the stockholders. This transaction became effective on February 20, 2003. Immediately following the merger, former 1st Realty stockholders owned approximately 9% of the Company and Amortibanc owned approximately 91% of the Company (94% assuming the conversion of the preferred stock into common stock).

The Company expects that the Merger will be treated as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. If the Merger qualifies as a tax-free reorganization, no gain or loss will be recognized for income tax purposes by either the Company or Great Western Delaware as a result of the acquisition. There also should not be any material tax effects to the existing stockholders of the Company as a result of the transaction. However, neither the Company nor Great Western Delaware requested a tax ruling from the Internal Revenue Service with respect to the transaction. Accordingly, the Company can give no assurance that the transaction will qualify as a tax-free reorganization. The Company has accounted for its acquisition of Great Western Delaware as a reverse acquisition, with Great Western Delaware the acquirer and the Company the acquiree for reporting purposes. Prior to September 2000, 1st Realty was a dormant non-operating company. Its operations up to the date of the Merger are solely the result of the series of transactions it entered into with Great Western Delaware. As a result, the assets and liabilities of both companies have been combined at their historical cost. The accompanying financial statements and notes are presented as if the Merger were consummated on January 1, 2002.

On June 4, 2003 the Company changed its year end from December 31 to September 30. As a result of this change, fiscal 2003 will be a short year, which will end on September 30, 2003 and consist of only nine months.

NOTE B – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net loss less preferred stock dividends applicable to the period by 20,779,508 common shares. The 20,779,508 common shares issued and outstanding upon the completion of the Merger are assumed to be outstanding for all periods presented. Diluted net income (loss) per share is the same as basic loss per share because the convertible preferred stock and the stock options are anti-dilutive and therefore excluded from the computation.

NOTE C — INVESTMENT IN UNCONSOLIDATED COMPANY

On September 19, 1997, Laguna Investments L.L.C., a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. This investment is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since September 19, 1997, the date of acquisition. At June 30, 2003 and December 31, 2002, the Company’s investment balance was $-0-. Under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna. Laguna Investments L.L.C. was notified of a capital call for $53,530, which was paid in 2003. As a result of this payment, unrecognized equity losses from prior periods were recorded in the first six months of 2003 to the extent of the capital call. Unrecognized losses as of June 30, 2003 total $163,709. Had Laguna Investments L.L.C. failed to make the required payment, its ownership interest would have been reduced from 25.52% to 24.14%. Summarized unaudited financial information for Laguna is as follows:

June 30,
2003

Current assets	$156,565
Noncurrent assets	8,535,232

Total assets	$8,691,797

Current liabilities	$187,870
Noncurrent liabilities	9,267,605
Members’ capital	(763,678)

$8,691,797

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$376,742	$343,889	$774,595	$724,098
Net loss from continuing operations and net loss	(107,783)	(115,091)	(268,695)	(217,357)

NOTE D – RELATED ENTITIES

Related entity receivables/payables are as follows:

	June 30,	December 31,
	2003	2002

Receivable from related entities
Management Pool, LLC	$37,452	$37,302
Minority investor in Houston Warren Ranch Partners, LLC (4)	16,250	15,500
Other	16,920	13,568

	$70,622	$66,370

Payable to related entities
Minority investors in Willow Springs Ranch, LLC (3)	$—	$134,962
Minority investors in Glendale Condominiums, LLC (2)	695,885	665,885
Lafayette Financial Services (1)	65,289	63,075
Other	5,478	5,478

	$766,652	$869,400

(1)	Lafayette Financial Services is 50% owned by the Chairman of the Company’s Board of Directors. This note resulted from the purchase of certain real estate options by the Company in 1999. The note bears interest at prime and is payable in semi-annual installments of $15,760 plus interest.

(2)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $2,009,112 and $1,219,198 at June 30, 2003 and December 31, 2002, respectively, and are included in land held for development and sale in Arizona properties.

(3)	The Company had an 85% interest in Willow Springs Ranch, LLC, with several minority investors, including the Chairman of the Company’s Board of Directors, owning the remaining 15%. The payable to the minority investors had no specific repayment terms, and was to be repaid through distributions made by Willow Springs Ranch, LLC to its members. On March 1, 2003, the Company bought out the minority investors in exchange for 640 acres of Arizona ranch land.

(4)	The Company has a 55% interest in Houston Warren Ranch Partners, LLC, with Jessica Star Partners, LLC owning the remaining 45%. Jessica Star Partners, LLC is 33% owned by the Chairman of the Company’s Board of Directors. The note receivable bears interest at 10%, with principal and interest due on September 24, 2004.

NOTE E — SUBORDINATED DEBT

The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc. The advances are subordinate to the Company’s bank financing and bear interest at 8% to 10%. The interest accrued on these advances has primarily been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination is made by the Company’s management. The total advances and accrued interest due are $3,624,867 and $3,457,520 at June 30, 2003 and December 31, 2002 respectively.

NOTE F — COMMITMENTS AND CONTINGENCIES

The Company sold notes receivable with repayment terms of up to 15 years, with recourse upon nonpayment by the debtor of $224,159 and $217,600 during the six months ended June 30, 2003 and 2002, respectively. The remaining balances due, with recourse, of all notes sold are $1,067,791 and $1,106,426 as of June 30, 2003 and December 31, 2002 respectively.

In certain instances, 15% of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance is $185,048 and $176,902 at June 30, 2003 and December 31, 2002, respectively and is included in other assets, net of an allowance established for recourse chargeback of $27,687 and $55,652 at June 30, 2003 and December 31, 2002, respectively. When the Company incurs a chargeback, ownership of the original land sold reverts to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the six months ended June 30, 2003, the Company received two chargebacks, totaling $61,600.

From time to time the Company is involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of any such matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

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

As the preferred stock has an increasing dividend rate, the preferred stock was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the preferred stock. This resulted in a discount of $114,071, which is being amortized to additional paid-in capital over the period of increasing dividend rates of the preferred stock. Amortization for the three and six month periods ended June 30, 2003 was $11,815 and $23,630, respectively.

NOTE H – RELATED PARTY TRANSACTIONS

Prior to March 1, 2003, the Company owned an 85% interest in Willow Springs Ranch, LLC, with several minority investors owning the remaining 15%. The minority investors included, among others, Lafayette Financial Services (a company that is 50% owned by the Chairman of the Company’s board of directors) and another partnership controlled by the Chairman. On March 1, 2003, the Company bought out the minority investors’ interest in exchange for 640 acres of Arizona ranch land and cancellation of a $134,962 payable.

Item 2. Management’s Discussion and Analysis

The following discussion includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, elsewhere in this Form 10-QSB and in the Company’s other filings with the SEC.

Overview

On July 23, 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Agreement”) with Great Western Land and Recreation, Inc. a Delaware corporation (“Great Western Delaware”). Under the Merger Agreement, we agreed to undertake a series of transactions the result of which was the transfer of control of the Company to Amortibanc Investments, LC (“Amortibanc”), the stockholder of Great Western Delaware, and the merger of Great Western Delaware into the Company. We were the surviving entity. The transaction also involved the election of new directors and the amendment of our Articles of Incorporation to change our name to Great Western Land and Recreation, Inc. Our Board of Directors unanimously approved the Merger Agreement and the other transactions to be undertaken and the holders of a majority of our outstanding stock approved the transactions in writing on July 25, 2002. On July 23, 2002 the stockholder of Great Western Delaware consented in writing to the Merger Agreement transactions. Under applicable Nevada law, written consent by the holders of a majority of our outstanding stock to the transactions outlined in the Agreement was sufficient to approve the transactions, without a meeting or vote of all of the stockholders. The transaction became effective on February 20, 2003. Immediately following the merger, former 1st Realty stockholders owned approximately 9% of the Company and Amortibanc owned approximately 91% of the Company (94% assuming the conversion of the preferred stock into common stock).

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

On June 4, 2003, we changed our year end from December 31 to September 30. As a result of this change, fiscal 2003 will be a short year, which will end on September 30, 2003 and consist of only nine months.

Results of Operations

Three months ended June 30, 2003 (second quarter of 2003) compared to the three months ended June 30, 2002 (second quarter of 2002)

Land and lot sales. Land and lot sales decreased $201,504 or 19% to $879,587 in the second quarter of 2003 from $1,081,091 in the second quarter of 2002. This decrease was the result of decreases in residential lot sales of $294,783 partially offset by an increase in ranch land sales of $93,279. The decline in residential lot sales reflects the current economic slowdown, and the fact that our current projects in Houston are nearing completion. We anticipate that these projects will be sold out in early 2004. However, we expect Warren Ranch, a new residential development in the Houston metro area, to begin generating revenue in mid 2004. The increase in ranch land sales is the result of our focus on improving the quality of the sales force at our ranches. We believe that these efforts, along with an improvement in the economy, will lead to increased ranch land sales.

Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

Cost of land and lot sales. Cost of land and lot sales decreased $21,456, or 5%, to $450,217 in the second quarter of 2003 from $471,673 in the second quarter of 2002. As a percentage of land and lot sales, the cost of land and lot sales increased to 51% in the second quarter of 2003 from 44% in the second quarter of 2002. This was primarily due to a decrease in the gross margins on residential lot sales in Houston.

Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses decreased $251,521, or 45%, to $307,949 in the second quarter of 2003 from $559,470 in the second quarter of 2002. The decrease was primarily due to decreases in professional fees of $194,668, salaries of $70,778, advertising and promotion of $18,554, and auto expense of $15,147, partially offset by an $18,423 increase in filing fees, primarily associated with the Merger. Professional fees were unusually high in 2002 due to activity related to Great Western Delaware’s proposed merger with quepasa.com. Salaries were lower in 2003 due to lower staffing levels. Advertising costs were higher in 2002 because at that time our advertising program included television. Our current advertising program focuses on print and other types of advertising. We believe this is a more effective way to reach our target audience.

Interest expense. Interest expense decreased $8,460 or 5% to $163,784 in the second quarter of 2003 from $172,244 in the second quarter of 2002. The decrease is due to declining interest rates on the variable rate loans associated with the residential lot sales business, and to lower average outstanding balances on our loans due to the repayment of principal as lots are sold.

Interest income. Interest income decreased $31,631 to $34,782 in the second quarter of 2003 from $66,413 in the second quarter of 2002 due to lower outstanding balances on notes receivable.

Other income. Other income was $84,134 in the second quarter of 2003 compared to $47,181 in the second quarter of 2002. Other income in the first six months of 2003 included $50,192 in life insurance proceeds.

Net income (loss). Net income was $76,553 in the second quarter of 2003 compared to a net loss of $8,702 the second quarter of 2002. This improvement is primarily due to a $251,521 decrease in operating expenses, partially offset by a $180,048 decrease in gross profit due to lower sales.

Six months ended June 30, 2003 (first six months of 2003) compared to the six months ended June 30, 2002 (first six months of 2002)

Land and lot sales. Land and lot sales decreased $322,982 or 17% to $1,574,177 in the first six months of 2003 from $1,897,159 in the first six months of 2002. This decrease was the result of decreases in bulk land sales of $51,351 and residential lot sales of $410,605 partially offset by an increase in ranch land sales of $138,974. The bulk sale in the first six months of 2002 consisted of the sale of a parcel of land in Houston, Texas to another developer who owned the adjacent property. There were no such bulk sales in the first six months of 2003. The decline in residential lot sales reflects the current economic slowdown, and the fact that our current projects in Houston are nearing completion. We anticipate that these projects will be sold out early in 2004. However, we expect Warren Ranch, a new residential development in the Houston metro area, to begin generating revenue in mid 2004. The increase in ranch land sales is the result of our focus on improving the quality of the sales force at our ranches. We believe that these efforts, along with an improvement in the economy, will lead to increased ranch land sales.

Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

Cost of land and lot sales. Cost of land and lot sales decreased $76,052, or 8%, to $825,574 in the first six months of 2003 from $901,626 in the first six months of 2002. As a percentage of land and lot sales, the cost of land and lot sales increased to 52% in the first six months of 2003 from 48% in the first six months of 2002. This was due to the $51,000 bulk sale discussed above and a decrease in the gross margins on residential lot sales in Houston. The bulk sale land had been carried at zero value due to its location in a flood way, which severely limited its ability to be developed. However, changes in circumstances increased the development potential of the land when combined with the adjacent property.

Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses decreased $353,519, or 30%, to $824,293 in the first six months of 2003 from $1,177,812 in the first six months of 2002. The decrease was primarily due to decreases in professional fees of $249,161, salaries of $77,770, advertising and promotion of $67,488 and auto expense of $26,310, partially offset by a increases in printing of $31,876 and filing fees of $20,301 primarily associated with the Merger. Professional fees in 2002 were unusually high due to activity related to Great Western Delaware’s proposed merger with quepasa.com. Salaries were lower in 2003 due to lower staffing levels. Advertising costs were higher in 2002 because at that time our advertising program included television. Our current advertising program focuses on print and other types of advertising. We believe this is a more effective way to reach our target audience.

Interest expense. Interest expense decreased $79,883 or 19% to $342,017 in the first six months of 2003 from $421,900 in the first six months of 2002. The decrease is due to declining interest rates on the variable rate loans associated with the residential lot sales business, and to lower average outstanding balances on our loans due to the repayment of principal as lots are sold.

Interest income. Interest income decreased $40,603 to $69,884 in the first six months of 2003 from $110,487 in the first six months of 2002 due to lower outstanding balances on notes receivable.

Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $53,530 in the first six months of 2003 compared to $0 in the first six months of 2002. Due to losses experienced by Laguna in prior years, our investment in Laguna had been written down to $0. However, under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna at Arrowhead Apartments L.L.C. An additional capital call, for $53,530, was paid during the first six months of 2003. As a result of this payment, unrecognized equity losses from prior periods were recorded to the extent of the capital call.

Gain on settlement of note receivable. Gain on settlement of note receivable was $0 in the first six months of 2003 compared to a nonrecurring gain of $118,000 in the first six months of 2002.

Other income. Other income was $76,771 in the first six months of 2003 compared to $72,378 in the first six months of 2002. Other income in the first six months of 2003 included $50,192 in life insurance proceeds. Other income in the first six months of 2002 included $35,000 in grazing lease income related to the Wagon Bow Ranch. In the fourth quarter of 2002, these grazing rights were sold.

Net loss. Net loss increased $23,140, from $303,314 in the first six months of 2002 to $326,454 for the first six months of 2003. This increase is primarily due to a $246,930 decrease in gross profit due to lower sales, equity in losses of unconsolidated company of $53,530 and a decrease of $118,000 in gain on settlement of note receivable, partially offset by decreases in operating expenses of $353,519 and interest expense of $79,883.

Liquidity and Capital Resources

In this section of the management discussion and analysis segment, we are going to discuss:

•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the six months of 2003; and

•	our commitments and contractual obligations.

All of these factors are important to obtain an understanding of our ability to meet our current obligations, to fund working capital, to finance the acquisition and development of new projects, or to pay down existing debt.

Sources and uses of cash. We require cash to fund our operating expenses, to finance the acquisition and development of new projects and to pay debt service. Our principal sources of liquidity are cash on hand, cash generated from land and lot sales, cash generated from bulk land sales, collections on notes receivable, refinancings and funds from external borrowings. We may also raise additional funding through future equity offerings, subject to market conditions.

We believe that the key factors that could affect sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for land resulting from the recent economic slowdown, competitive pricing pressures; and

•	factors that affect our access to bank financing that could impair our ability to obtain needed financing on acceptable terms to finance the acquisition and development of new projects.

Analysis of cash flows. Cash flow information for the six months ended June 30, 2003 and 2002 follows:

	Six months ended June 30,

	2003	2002

Cash flows from operating activities
Net loss	$(326,454)	$(303,314)
Adjustments to reconcile net loss to net cash provided by (used in ) operating activities	393,504	765,479
Change in assets and liabilities	(360,535)	417,167

Net cash provided by (used in) operating activities	(293,485)	879,332
Cash flows from investing activities
Increase (decrease) in advances to related parties	27,962	(137,068)
Investment in unconsolidated company	(53,530)	—
Purchase of property and equipment	(4,171)	(16,594)

Net cash used in investing activities	(29,739)	(153,662)
Cash flows from financing activities
Issuance of notes payable	539,418	1,752,056
Payments on notes payable	(702,718)	(2,056,117)
Decrease in subordinated debt	—	(431,747)

Net cash used in financing activities	(163,300)	(735,808)

Net decrease in cash and cash equivalents	(486,524)	(10,138)
Cash and cash equivalents at beginning of period	654,369	317,969

Cash and cash equivalents at end of period	$167,845	$307,831

Cash flow activity for the six months ended June 30, 2003. As of June 30, 2003, we had cash and cash equivalents of $167,845, a decrease of $486,524 from the December 31, 2002 balance. This compares to a decrease in cash and cash equivalents of $10,138 in the first six months of 2002.

Cash flow used in operating activities was $293,485 for the first six months of 2003 compared to cash provided by operating activities of $879,332 in the first six months of 2002, a decrease of $1,172,817. Factors causing decreased cash flows from operating activities in the first six months of 2003 as compared to the first six months of 2002 include:

•	A decrease in land and lot sales to $1,574,177 in the first six months of 2003 from $1,897,159 in the first six months of 2002;

•	Collections of notes receivable of $56,981 in the first six months of 2003 compared to $698,820 in the first six months of 2002. The 2002 collections were primarily due to the payoff of a $633,000 note related to a bulk sale of land in Houston, Texas; and

•	Land held for development and sale increased $545,582 in the first six months of 2003 compared to a decrease of $826,884 in the first six months of 2002. The increase in 2003 is primarily due to the capitalization of development costs related to a condominium project in Glendale, Arizona. Construction costs for this project are being funded primarily through a bank loan.

These were partially offset by the following factors causing increased cash flows:

•	Accounts payable and other accrued liabilities increased $221,628 during the first six months of 2003, compared to a decrease of $164,247 in the first six months of 2002; and

•	The change in deferred income was $0 during the first six months of 2003 compared to a decrease of $235,455 in the first six months of 2002.

Looking forward, we expect cash flow from operations to remain stable in the remainder of fiscal of 2003 as compared to the first six months of 2003.

Net cash used in investing activities was $29,739 in the first six months of 2003 compared to $153,662 in the first six months of 2002. Advances to related parties increased $27,962 in the first six months of 2003 compared to a decrease of $137,068 in the first six months of 2002. During the first six months of 2003, we paid $53,530 as an additional capital call in connection with our ownership interest in Laguna at Arrowhead Apartments L.L.C. This was the first cash call since we made an investment in Laguna in 1997, and we do not anticipate any additional capital calls for the remainder of the fiscal year. We also purchased $4,171 of property and equipment in the first six months of 2003 compared to $16,594 in the first six months of 2002. We are not planning any significant purchases of property and equipment for the remainder of the fiscal year.

Net cash used in financing activities was $163,300 in the first six months of 2003 compared to $735,808 in the first six months of 2002. During the first six months of 2003, additional borrowings totaled $539,418 compared to $1,752,056 in the first six months of 2002. The borrowings in 2003 consisted primarily of draws on a construction loan for the development of a condominium project in Glendale, Arizona. Construction on this phase of the project is expected to continue through the end of 2003, with sales beginning in September. Payments on notes payable totaled $702,718 in the first six months of 2003 compared to $2,056,117 in the first six months of 2002. Principal payments on our notes are made primarily through the payment of release prices as lots are sold.

Contractual obligations. Our long term debt includes notes payable of $4,001,864 and subordinated debt of $3,624,867. Other than two vehicle loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. Included in notes payable is a $509,000 loan used to purchase 480 acres of land in the Houston metro area for a new subdivision. This loan is due in October 2003. It is our intent to refinance this loan with a development loan for the project, however this financing has not yet been obtained. In addition, our construction loan for a condominium project in Glendale, Arizona requires cash contributions by the Company each time construction on a new building is started. As of June 30, 2003, construction on one 8-unit building has been started. The remaining five buildings in this phase of the project are expected to begin construction at various dates through the rest of 2003. Payments on the subordinated debt are made only when cash flow from a land sale, after payment of bank debt, exceeds our operating cash requirements. This determination is made by our management. On June 28, 2002, our majority stockholder contributed an additional $719,000 of capital to the Company through the conversion of subordinated debt to preferred stock. The preferred stock is convertible into shares of our common stock, and has a cumulative dividend, payable semi-annually. The dividend rate is 0% for the first year from the date of issuance, and escalates each year until it reaches 7% in the sixth year from the date of issuance.

In the normal course of our business, we have also entered into various operating leases for equipment and vehicles.

Our primary future cash needs, both in the short term and in the long term will focus on funding operating expenses, financing the acquisition and development of new projects and paying debt service. During the first six months of 2003, cash generated by land and lot sales was not sufficient to pay our operating expenses. To meet our cash flow needs during the remainder of fiscal 2003 it will be necessary to supplement the land and lot sales with bulk sales of ranch property, additional borrowings, or sales of one or more of our notes receivable. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances, proceeds from bulk sales of property or the sale of one or more notes receivable, along with borrowings from banks and other financial institutions will generate sufficient cash to fund our operating and cash flow needs for the next twelve months. To the extent that actual results or events differ from our financial projections, our liquidity may be adversely affected.

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

We hold approximately $1.6 million of third party notes receivable from the sale of property. These notes are generally secured by the property sold and bear interest at rates ranging between 9% and 12% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances. As of June 30, 2003, there were no delinquencies on any of these notes receivable.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     We are not a party to any pending legal proceedings and, to the best of our knowledge, no litigation against us has been threatened.

Item 2. Changes in Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.

31.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ron O’Connor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ron O’Connor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

On June 4, 2003 a Form 8-K was filed to report the change in the Company’s year end to September 30.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: August 14, 2003	By	/s/ Ron O’Connor

Ron O’Connor, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Index to Exhibits

Exhibit
No.

31.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Ron O’Connor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Ron O’Connor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002