Form 10KSB
period 2003-09-30
GREAT WESTERN LAND RECREATION INC
filed 2003-12-29
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003.

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

Commission file number 0-18808

Great Western Land and Recreation, Inc.

(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3530765 (IRS Employer Identification No.)

5115 N. Scottsdale Road, Suite 101, Scottsdale, AZ (Address of principal executive offices)	85250 (Zip Code)

Registrant’s telephone number: (480) 949-6007

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant’s revenues for the fiscal year ended September 30, 2003, were $2,263,056.

There is currently no active trading market for the Registrant’s common stock. There have been no trades of the Registrant’s common stock within the last 60 days. The aggregate value of the voting stock held by non-affiliates of the registrant as of November 30, 2003 based on the par value of $0.001 per share was $1,358.

The number of shares of the Registrant’s Common Stock outstanding at December 1, 2003 was 20,781,965.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☒

PART I
Item 1. Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Compensation of Directors and Executive Officers
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K.
Item 14. Controls and Procedures
SIGNATURES
CONTENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF EARNINGS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2003 10-KSB EXHIBIT INDEX
EX-10.4
Ex-10.5
Ex-10.7
Ex-10.10
Ex-10.11
Ex-10.12
Ex-10.15
Ex-10.16
Ex-10.17
Ex-10.19
Ex-11
Ex-21
Ex-31.1
Ex-31.2
EX-32.1
Ex-32.2
Ex-99.1

PART I

Item 1. Business

Overview

     Great Western Land and Recreation, Inc. (formerly 1st Realty Investments, Inc.) (“we” or “the Company”) is incorporated in the state of Nevada. On July 23, 2002, we entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Agreement”) with Great Western Land and Recreation, Inc. a Delaware corporation (“Great Western Delaware”). Under the Merger Agreement, we agreed to undertake a series of transactions the result of which was the transfer of control of the Company to Amortibanc Investments, LC (“Amortibanc”), the stockholder of Great Western Delaware, and the merger of Great Western Delaware into the Company. We were the surviving entity. Immediately following the merger, former 1st Realty stockholders owned approximately 9% of the Company and Amortibanc owned approximately 91% of the Company (94% assuming the conversion of the preferred stock into common stock).

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

     We acquire, develop, market, sell and finance residential and recreational property in the southwestern United States, with over 48,000 acres in various stages of development. Our properties are located in Arizona, Texas and New Mexico and consist of a variety of lifestyle choices including townhomes and condominiums for first-time homebuyers, vacant lots for commercial homebuilders and ranch lots for those seeking recreational and investment properties. Over the years, we have developed a number of subdivision projects in the Houston area, with additional subdivision projects currently in various stages of development. Subdivided residential lots are marketed principally to builders seeking to build homes in quality residential settings in the low- to mid-price range. Our ranch properties are marketed to purchasers seeking a long-term investment in up-scale vacant ranch land. In addition, we engage in ranching and agricultural activities on some of our properties until the properties are either developed or sold. These activities include the planting of tree farms, the ownership of a modest cattle herd on one of our ranches and the leasing of another ranch property for cattle grazing. As an additional marketing incentive to customers for our recreational land, we offer financing on individual purchases of ranch lots. The majority of these loans are then sold to third parties.

     On June 4, 2003, we changed our year-end from December 31 to September 30. As a result of this change, fiscal 2003 will be a short year, which will end on September 30, 2003 and consist of only nine months.

Industry Overview

     The real estate industry is fragmented and highly competitive. In each of our markets, we compete with numerous builders, developers and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of residential lots. Competition also occurs with regard to obtaining, among other things, desirable financing, raw materials and skilled labor. We believe we can effectively compete in our market areas and have confidence in our ability to locate, develop and sell attractive properties in the markets in which we wish to operate.

Properties

     The following description of our major properties includes “forward-looking statements”. Forward-looking statements are often characterized by the use of words such as “may,” “believes,” “plans,” “will,” “anticipates,” “estimates,” “expects,” or “intends” or by discussions of strategy, plans or intentions. All forward-looking statements in this Annual Report to Stockholders are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward-looking statements. You are cautioned not to place undue reliance on any such forward-looking statements. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements regarding our major projects involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to incur additional debt to finance development activities, possible delays in planned development and other risk factors as set forth in this report and in Exhibit 99.1 of this Annual Report to Stockholders and in our other filings with the Securities and Exchange Commission.

Texas

     Coventry Subdivision. Coventry consists of approximately 300 lots located in northwest Houston. Two major homebuilders are actively building in this development. Sales of these lots commenced in 1997 and there are currently approximately 23 lots remaining, all of which are under contract. Coventry consists of heavily wooded lots and is surrounded by forest. The development is convenient to shopping, dining and golf. Substantially all of the development costs for Coventry have already been incurred.

     Warren Ranch Subdivision. Warren Ranch consists of approximately 480 acres located in northwest Houston. It will be a residential lot and commercial subdivision, developed in multiple phases over the next eleven years. We expect construction on Phase I, which will consist of 200 lots, to begin in early 2004. Development costs for Phase I are estimated at $2.9 million, which will be financed primarily with a bank loan. The property is pledged as collateral on a loan with a balance of $502,881 as of September 30, 2003. Interest payments at 3.0% over prime (7.0% as of September 30, 2003) are due quarterly, and the loan is due in April 2004. It is our intent to refinance this loan with a development loan for the project. We have received a commitment from a bank for the development loan, which is expected to close in January 2004.

     Woodland Court. Woodland Court is a planned 43-unit townhome project located in College Station, Texas. The land for this project is currently under contract, with the purchase expected to close in late January 2004. Construction on this project is expected to begin in Spring 2004. Development costs are estimated at $5.2 million, which will be financed primarily with a bank loan, with sales to occur over the next two years.

     Wheatstone Subdivision. Wheatstone consists of approximately 45 acres located near the West Houston Energy corridor. The property is convenient to shopping, including grocery shopping, and entertainment. The property is surrounded by an established upscale residential neighborhood adjoining the West Houston YMCA. The last of the 180 lots in this subdivision were sold in September 2003.

     Wheatstone III – Brookside Court Subdivision. Wheatstone III is a 30-acre gated community in northwest Houston designed for garden style homes. The development is convenient to shopping, including grocery shopping, and entertainment. Phase I consisted of 76 lots that were completed in 1998. This development was completed with the sale of the last of the nine lots in Phase II in April 2003.

Arizona

     Glendale Springs Condominiums. Glendale Springs Condominiums is a planned 80-unit condominium project located in Glendale, Arizona. Construction on Phase I, which will consist of 48 units, began in the spring of 2003. Development costs for Phase I are estimated at $5.4 million, which is being primarily financed with a bank loan. At September 30, 2003, the bank loan had a balance of $612,250. Interest payments at 1.5% to 2.0% over prime (7.0% at September 30, 2003) are due monthly, with principal reductions made as condominiums are sold. We expect with sales to occur over the next two years.

     Wagon Bow Ranch. Wagon Bow Ranch is a commercial cattle ranch located in Mohave County in the Aquarius Mountains in northwest Arizona, consisting of approximately 48,000 acres, 34,000 of which are deeded land and 14,000 are state-leased land. The ranch is accessible by highway and country road that are maintained year round. The property is made of diverse topography, ranging from mountainous slopes in the west to sloping mesas and flats in the majority of the Ranch. The Ranch supports over 600 animal units year long with ample water in running streams and springs that run year round. There is abundant wildlife including mule deer, antelope, bear, mountain lion and javelina. By car the Ranch is approximately two and a half-hours from Las Vegas, three hours from Phoenix, and four hours from Los Angeles. The property has a main residence, foreman’s house, guesthouse, bunkhouse, owner’s house, outbuildings and corrals. We have sold approximately 23,000 acres and are marketing for sale the balance in 40 and 160-acre ranch parcels. No significant development costs are planned. The property is pledged as collateral on a loan with a balance of $782,893 as of September 30, 2003. Interest payments at 4.0% over LIBOR (6.5% as of September 30, 2003) are due quarterly, with principal reductions made as lots are sold. Any remaining balance on the loan is due in January 2007.

     Wright Place. Wright Place is a planned 14-unit townhome project designed as an infill project in Phoenix, Arizona. We have obtained the zoning permits and entitlements for the project and expect to begin construction in the spring of 2004. Development costs are estimated at $1.7 million, which will be financed primarily with a bank loan. We expect sales to occur over the next two years.

New Mexico

     Willow Springs Ranch. Willow Springs Ranch is a commercial cattle ranch located on the west side of Interstate 25, approximately 25 miles south of Socorro. The ranch consists of the northwest portion of the Pedro Armendaris Land Grant No. 34 deeded by the King of Spain in 1819. The remainder of the grant is owned by Ted Turner. The property is approximately 50,000 acres of deeded land with elevations ranging from 4,700 feet in the south to 6,400 feet in the north. The Ranch supports over 600 animal units year long with annual rainfall from 12 to 14 inches in the higher elevations to eight inches in the lower elevations. Large herds of pronghorn antelope and trophy mule deer, as well as a large quail population, reside on the land. The property has approximately 118 miles of pipeline, 68 drinking troughs, storage tanks, seven dirt tanks, pipe corrals and loading chute, main shipping pens with scales, 88 miles of fencing and six holding traps. We have sold approximately 11,000 acres since June 2000 in parcels of 40 acres or more. We anticipate that the remainder of this property will be sold in parcels ranging from 15 to 640 acres. No significant development costs are planned. The property is pledged as collateral on four loans with combined balances of $2,092,971 as of September 30, 2003. Interest on these loans is at rates ranging from 5.23% to 11.0% as of September 30, 2003. Principal and interest payments are due either monthly or quarterly. Two of the loans, with combined balances of $1,825,120 as of September 30, 2003, mature in June 2004. The other two loans mature in April 2006 and September 2017.

Regulation

     The real estate industry is subject to extensive complex regulation. We must comply with various federal, state and local environmental, zoning and other statutes and regulations regarding the purchase, subdivision and sale of real estate and various aspects of our financing operations. In addition, our customer financing activities are subject to extensive regulation, which may include regulation under the Truth-in-Lending Act and Regulation Z, the Fair Housing Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Home Mortgage Disclosure Act and Regulation C, Unfair or Deceptive Acts or Practices and Regulation AA and the Right to Financial Privacy Act.

     We believe that we are in compliance in all material respects with applicable regulations. However, these regulations are subject to change and we cannot assess the cost of complying with all of the applicable laws and regulations. Our failure to comply with applicable laws or regulations could subject us to large fines or other costly activities to come into compliance.

     Land owners are subject to liability for the costs of removal and remediation of certain hazardous or toxic substances on their property, as well as for the related costs of investigation and property damage under various federal, state and local laws, ordinances and regulations. These laws often impose liability without regard to whether the owner knew or was responsible for the presence of the hazardous or toxic substances. If there are hazardous or toxic substances on our properties that we are not aware of and we are unable to remediate the property, or the cost of remediation is too high, we may not be able to sell or lease our property or to borrow against and use the property as collateral. In addition to remediation of land, other federal and state laws require the removal or encapsulation of asbestos-containing material when the material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. If we fail to comply with these and other environmental, health or safety requirements we may be required to cease or change our operations at a property.

Competition

     The real estate industry is fragmented and highly competitive. We compete against numerous builders, developers and others in the real estate business in each of our markets. We compete mainly with builders and developers for the acquisition of property and with local, regional and national developers and homebuilders in the sale of townhomes, condominiums and residential lots. For ranch land sales, we compete mainly with regional recreational land developers. We believe that we are competitive in our markets based on our strong reputation and the price, location and quality of our products, as well as on the basis of our experience in land acquisition, development, marketing and sale.

     In our customer financing activities, we compete with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. However, we offer customer financing as a marketing incentive to facilitate our recreational land sales and, therefore, do not view our activities as being in competition with other lenders.

Notes Receivable

     At September 30, 2003, we held $70,118 of third party notes receivable from the sale of property. These notes are generally secured by the property sold and bear interest at 9.5% per year.

Debt

     Notes Payable. At September 30, 2003, notes payable total $4.0 million, consisting primarily of senior indebtedness to institutions bearing interest at variable rates from 1.5% to 4% over either the prime rate or a similar base rate such as the annualized average weekly yield of U.S. Treasury securities, maturing on various dates through September 2017. The institutional indebtedness is secured by Deeds of Trust on the properties associated with the borrowings.

     Subordinated Debt. At September 30, 2003, subordinated debt totals $3.3 million, payable to Amortibanc, bearing interest at rates between 8% and 10%. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds our operating cash requirements. This determination is made by our management. This indebtedness is subordinated to all of our institutional indebtedness. On September 29, 2003, $293,106 of this subordinated debt was converted to equity.

Facilities

     Our executive offices are located at 5115 N. Scottsdale Road, Suite 101, Scottsdale, Arizona 85250. We also occupy sales offices in Wikieup, Arizona and near Socorro, New Mexico as well as a small office in Houston, Texas. All facilities are leased except for the sales office near Socorro, New Mexico, which is located on the Willow Spring Ranch. We believe that our properties and equipment are well maintained, in good operating condition and adequate for our presently foreseeable needs.

Employees

     As of September 30, 2003, we have 12 employees, five of whom are involved in marketing activities and seven of whom serve in management and administration roles. In addition, we use contract labor on an as-needed basis for ranch maintenance.

Item 2. Description of Property

     Our executive offices are located at 5115 N. Scottsdale Road, Suite 101, Scottsdale, Arizona 85250. We also occupy sales offices in Wikieup, Arizona and near Socorro, New Mexico as well as a small office in Houston, Texas. All facilities are leased except for the sales office near Socorro, New Mexico, which is located on the Willow Spring Ranch. We believe that our properties and equipment are well maintained, in good operating condition and adequate for our presently foreseeable needs.

     It is our policy to acquire real estate or investments in real estate for development and resale. We do not currently have any limitations on the percentage of our assets which may be invested in any one investment or type of investment, however we focus on acquiring, developing, marketing, selling and financing residential and recreational property in the southwestern United States. We finance these properties through a combination of borrowings from banks and cash generated from land and lot sales. See “Item 1 Business – Properties” for a description of each of our major properties and “Item 1 Business – Competition” for a discussion of the general competitive conditions to which our properties are subject.

     Notes receivable from sales of property are secured by the property sold. Although we have retained certain notes receivable, these notes are generally sold to a third party with recourse upon nonpayment by the debtor.

     In the opinion of Management, all of our properties are adequately covered by insurance.

Item 3. Legal Proceedings

     We are not a party to any pending legal proceedings and, to the best of our knowledge, no litigation by or against us has been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     There is currently no active trading market for our common stock, and there can be no assurance that an active or liquid trading market for our common stock will develop in the future.

     According to our transfer agent, at September 30, 2003, there were 7,583 holders of record of our common stock, including broker-dealers and clearing firms holding shares on behalf of their clients.

     No dividends have ever been paid on our common stock, and we do not anticipate paying dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis

Forward-Looking Statements

     This Annual Report to Stockholders includes “forward-looking statements”. Forward-looking statements are often characterized by the use of words such as “may,” “believes,” “plans,” “will,” “anticipates,” “estimates,” “expects,” or “intends” or by discussions of strategy, plans or intentions. All forward-looking statements in this Annual Report to Stockholders are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward-looking statements. You are cautioned not to place undue reliance on any such forward-looking statements. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competitive factors and other risk factors as set forth in this report and in Exhibit 99.1 of this Annual Report to Stockholders and in our other filings with the Securities and Exchange Commission.

Results of Operations

     On June 4, 2003, we changed our year-end from December 31 to September 30. As a result of this change, fiscal 2003 was a short year, which ended on September 30, 2003 and consisted of only nine months. Accordingly, the following discussion of results of operations will compare audited balances for the nine months ended September 30, 2003 to the unaudited balances for the nine months ended September 30, 2002, as follows:

	Nine months ended September 30,

	2003	2002

Land and lot sales	$2,263,056	$2,818,373
Cost of land and lot sales	1,182,336	1,203,876

Gross profit on sales	1,080,720	1,614,497
Operating, selling, general and administrative expense	1,112,925	1,871,816

	(32,205)	(257,319)
Other income (expense)
Interest expense	(382,953)	(567,148)
Interest income	112,891	143,014
Equity in losses of unconsolidated company	(53,530)	—
Gain on settlement of note payable	260,000	—
Other income	111,814	118,453

	48,222	(305,681)

Earnings (loss) before minority interest	16,017	(563,000)
Minority interest	(832)	(841)

Net earnings (loss)	$15,185	$(563,841)

Net earnings (loss) per common and common equivalent share
Basic and diluted	$—	$(0.03)

Weighted average common and common equivalent shares outstanding
Basic and diluted	20,781,965	20,781,965

Nine months ended September 30, 2003 (first nine months of 2003) compared to the nine months ended September 30, 2002 (first nine months of 2002)

     Land and lot sales. Land and lot sales decreased $555,317 or 20% to $2,263,056 in the first nine months of 2003 from $2,818,373 in the first nine months of 2002. This decrease was the result of decreases in bulk land sales of $169,346 and residential lot sales of $718,004 partially offset by an increase in ranch land sales of $332,033. The bulk sale in the first nine months of 2002 included the sale of a parcel of land in Houston to another developer who owned the adjacent property. There were no such bulk sales in the first nine months of 2003. The decline in residential lot sales reflects the current economic slowdown, and the fact that our current projects in Houston are nearing completion. The Wheatstone and Wheatstone III subdivisions were completed and sold out during 2003. We expect the Coventry subdivision to be sold out by the end of fiscal 2004. However, we expect Warren Ranch, a new residential development in the Houston metro area, to begin generating revenue in the summer of 2004. The increase in ranch land sales is the result of our focus on improving the quality of the sales force at our ranches. We believe that these efforts, along with an improvement in the economy, will lead to increased ranch land sales.

     Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

     Cost of land and lot sales. Cost of land and lot sales decreased $21,540, or 2%, to $1,182,336 in the first nine months of 2003 from $1,203,876 in the first nine months of 2002. As a percentage of land and lot sales, the cost of land and lot sales increased to 52% in the first nine months of 2003 from 43% in the first nine months of 2002. This was due to the bulk sale discussed above and a decrease in the gross margins on residential lot sales in Houston. The bulk sale land had been carried at zero value due to its location in a flood way, which severely limited its ability to be developed. However, changes in circumstances increased the development potential of the land when combined with the adjacent property.

     Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses decreased $758,891, or 41%, to $1,112,925 in the first nine months of 2003 from $1,871,816 in the first nine months of 2002. The decrease was primarily due to decreases in professional fees of $333,577, salaries of $179,604, advertising and promotion of $60,537, taxes of $57,623, auto expense of $34,220, travel of $26,791, meals and entertainment of $25,043 and maintenance and repairs of $20,918. Professional fees in 2002 were unusually high due to activity related to Great Western Delaware’s proposed merger with quepasa.com and to Great Western Delaware’s merger with 1st Realty. Salaries were lower in 2003 due to lower staffing levels. Advertising costs were higher in 2002 because during that period our advertising program included television. Our current advertising program focuses on print and other types of advertising. We believe this is a more effective way to reach our target audience. Taxes decreased due to lower property and franchise tax liabilities associated with our Houston projects. The remaining reductions in expenses are due to cost cutting measures we implemented during the year.

     Interest expense. Interest expense decreased $184,195 or 32% to $382,953 in the first nine months of 2003 from $567,148 in the first nine months of 2002. The decrease is due to declining interest rates on the variable rate loans associated with the residential lot sales business, and to lower average outstanding balances on our loans due to the repayment of principal as lots are sold.

     Interest income. Interest income decreased $30,123 to $112,891 in the first nine months of 2003 from $143,014 in the first nine months of 2002 due to lower outstanding balances on notes receivable.

     Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $53,530 in the first nine months of 2003 compared to $0 in the first nine months of 2002. Due to losses experienced by Laguna in prior years, our investment in Laguna had been written down to $0. However, under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna at Arrowhead Apartments L.L.C. An additional capital call, for $53,530, was paid during 2003. As a result of this payment, unrecognized equity losses from prior periods were recorded to the extent of the capital call.

     Gain on settlement of note payable. Gain on settlement of note payable was $260,000 in the first nine months of 2003 compared to $-0- in the first nine months of 2002. Effective July 8, 2003, in exchange for a $650,000 note payable, we acquired land in Stafford, Texas for $125,000 and also agreed to acquire a 34% interest in #22 Stafford Springs LTD from the same third-party for $525,000. In September 2003, the seller of the ownership interest needed to generate cash to fund an unrelated development project, and agreed to accept a discount in exchange for an early payoff of the $650,000 note. As a result this note was paid off on September 29, 2003 at a discount of $260,000.

     Other income. Other income was $111,814 in the first nine months of 2003 compared to $118,453 in the first nine months of 2002. Other income in the first nine months of 2003 included $50,192 in life insurance proceeds. Other income in the first nine months of 2002 included $35,000 in grazing lease income related to the Wagon Bow Ranch. In the fourth quarter of 2002, these grazing rights were sold.

     Net earnings (loss). Net earnings were $15,185 the first nine months of 2003 compared to a loss of $563,841 in the first nine months of 2002, an improvement of $579,026. This improvement is primarily due to a $758,891 decrease in operating expenses, a $184,195 decrease in interest expense and a $260,000 increase in gain on settlement of note payable, partially offset by a $533,777 decrease in gross profit due to lower sales, and equity in losses of unconsolidated company of $53,530.

Liquidity and Capital Resources

     In this section of the management discussion and analysis segment, we are going to discuss:

•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the nine months of fiscal 2003; and

•	our commitments and contractual obligations.

     All of these factors are important to obtain an understanding of our ability to meet our current obligations, to fund working capital, to finance the acquisition and development of new projects, and to pay down existing debt.

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

     Analysis of cash flows. As stated above, on June 4, 2003, we changed our year end from December 31 to September 30. As a result of this change, fiscal 2003 was a short year, which ended on September 30, 2003 and consisted of only nine months. Accordingly, the following analysis of cash flows will cover the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, as follows:

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities
Net earnings (loss)	$15,185	$(563,841)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in ) operating activities	1,646,396	1,124,417
Change in assets and liabilities	(1,252,001)	(688,183)

Net cash provided by (used in) operating activities	409,580	(127,607)
Cash flows from investing activities
Increase (decrease) in advances to/from related parties	46,628	(139,073)
Investment in unconsolidated company	(53,530)	—
Proceeds from sale of property and equipment	11,577	—
Purchase of property and equipment	(47,215)	(45,366)

Net cash used in investing activities	(42,540)	(184,439)

	Nine months ended September 30,

	2003	2002

Cash flows from financing activities
Issuance of notes payable	1,368,549	3,697,665
Payments on notes payable	(1,289,114)	(2,816,023)
Decrease in subordinated debt	—	(431,747)
Minority investment in consolidated subsidiary	—	45,000

Net cash provided by financing activities	79,435	494,895

Net increase in cash and cash equivalents	446,475	182,849
Cash and cash equivalents at beginning of period	654,369	317,969

Cash and cash equivalents at end of period	$1,100,844	$500,818

     Cash flow activity for the nine months ended September 30, 2003. As of September 30, 2003, we had cash and cash equivalents of $1,100,844, an increase of $654,369 from the December 31, 2002 balance. This compares to an increase in cash and cash equivalents of $182,849 in the first nine months of 2002.

     Cash flow provided by operating activities was $409,580 for the first nine months of 2003 compared to cash used in operating activities of $127,607 in the first nine months of 2002, an increase of $537,187. Factors contributing to our increased cash flows from operating activities in the first nine months of 2003 as compared to the first nine months of 2002 include:

•	A decrease in cash used for operating, selling, general and administrative expense to $1,088,106 in the first nine months of 2003 compared to $1,856,446 in the first nine months of 2002;

•	Collections of notes receivable of $1,560,935 in the first nine months of 2003 compared to $894,777 in the first nine months of 2002. Collections of notes receivable was unusually large in 2003, due to the payoff of notes related to bulk sales of land in Houston;

•	Accounts payable and other accrued liabilities increased $296,288 during the first nine months of 2003, compared to a decrease of $139,080 in the nine six months of 2002; and

•	The change in deferred income was $0 during the first nine months of 2003 compared to a decrease of $235,455 in the first nine months of 2002.

     These were partially offset by the following factors causing decreased cash flows:

•	A decrease in land and lot sales to $2,263,056 in the first nine months of 2003 from $2,700,373 in the first nine months of 2002;

•	Land held for development and sale increased $808,273 in the first nine months of 2003 compared to an increase of $422,938 in the first nine months of 2002. The increase in 2003 is primarily due to the capitalization of development costs related to our condominium project in Glendale, Arizona and the purchase of land in Stafford, Texas for $125,000. Construction costs for the Glendale project are being funded primarily through a bank loan; and

•	Other assets increased $740,016 in the first nine months of 2003 compared to a decrease of $109,290 in the first nine months of 2002. The increase in other assets in the first nine months of 2003 was primarily due to an agreement we entered into effective July 8, 2003, to acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The $525,000 paid for Stafford Springs is a deposit pending receipt of final approval of this transaction by HUD. As of September 30, 2003, HUD approval had not yet been received. The $525,000 deposit was in the form of a note payable, which was paid off on September 29, 2003.

     Looking forward, we expect cash flow from operations to remain slow in the first half of fiscal of 2004, improving in the last half of the year as new projects begin to come on-line.

     Net cash used in investing activities was $42,540 in the first nine months of 2003 compared to $184,439 in the first nine months of 2002. Net advances from related entities (primarily accrued interest owed to the minority investors in our Glendale condominium project) increased $46,628 in the first nine months of 2003 compared to a decrease of $139,073 in the first nine months of 2002. We also paid $53,530 as an additional capital call in connection with our ownership interest in Laguna at Arrowhead Apartments L.L.C. This was the first capital call since we made an investment in Laguna in 1997, and we do not anticipate any additional capital calls over the next twelve months. We purchased $47,215 of property and equipment in the first nine months of 2003 compared to $45,366 in the first nine months of 2002. Proceeds from the sale of property and equipment totaled $11,577 in the first nine months of 2003 compared to $-0- in the first nine months of 2002. We are not planning for any significant increases in our purchases of property and equipment in fiscal 2004.

     Net cash provided by financing activities was $79,435 in the first nine months of 2003 compared to $494,895 in the first nine months of 2002. During the first nine months of 2003, additional borrowings totaled $1,368,549 compared to $3,697,665 in the first nine months of 2002. The borrowings in 2003 consisted primarily of the $650,000 note payable issued in exchange for land in Stafford, Texas and for our ownership interest in land in Stafford Springs discussed above, and draws on a construction loan for the development of our condominium project in Glendale, Arizona. Construction on Phase I of the Glendale project is expected to continue through the summer of 2004, with sales beginning in January 2004. Payments on notes payable totaled $1,289,114 in the first nine months of 2003 compared to $2,816,023 in the first nine months of 2002. Principal payments on our notes are made primarily through the payment of release prices as lots are sold. Cash provided by financing activities in the first nine months of 2002 also included $45,000 we received from minority investors in our Warren Ranch subdivision project, and a $431,747 decrease in subordinated debt.

     Contractual obligations. Our long-term debt includes notes payable of $4,026,588 and subordinated debt of $3,319,684. Other than two vehicle loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. Included in notes payable is a $502,881 loan used to purchase 480 acres of land in the Houston metro area for a new subdivision. This loan is due in April 2004. It is our intent to refinance this loan with a development loan for the project. We have received a commitment from a bank for the development loan, which is expected to close in January 2004. In addition, our construction loan for a condominium project in Glendale, Arizona requires cash contributions by the Company each time construction on a new building is started. As of September 30, 2003, construction on one 8-unit building has been started. The remaining five buildings in this phase of the project are expected to begin construction at various dates through the summer of 2004.

     Payments on the subordinated debt are made only when cash flow from a land sale, after payment of bank debt, exceeds our operating cash requirements. This determination is made by our management. On June 28, 2002, Amortibanc, our majority stockholder, contributed $719,000 of capital to the Company through the conversion of subordinated debt to preferred stock. The preferred stock is convertible into shares of our common stock, and has a cumulative dividend, payable semi-annually. The dividend rate is 0% for the first year from the date of issuance, and escalates each year until it reaches 7% in the sixth year from the date of issuance. On September 29, 2003, Amortibanc contributed an additional $293,106 of capital to the company through the conversion of subordinated debt to equity.

     In the normal course of our business, we have also entered into various operating leases for equipment and vehicles.

     Our primary future cash needs, both in the short term and in the long-term will focus on funding operating expenses, financing the acquisition and development of new projects and paying debt service. During the first nine months of 2003, cash generated by land and lot sales was not sufficient to pay our operating expenses. To meet our cash flow needs during fiscal 2004 it will be necessary to supplement the land and lot sales with bulk sales of ranch property, additional borrowings, or sales of one or more of our notes receivable. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances, proceeds from bulk sales of property or the sale of one or more notes receivable, along with borrowings from banks and other financial institutions will generate sufficient cash to fund our operating and cash flow needs for the next twelve months. To the extent that actual results or events differ from our financial projections, our liquidity may be adversely affected.

     We project that our capital expenditures for property and development will be approximately $11.8 million over the next twelve months, but that only a portion of that amount will need to be funded internally. The remainder will be borrowed from banks and other financial institutions. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.

     We hold $70,118 of third party notes receivable from the sale of property. These notes are generally secured by the property sold and bear interest at 9.5% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances. As of September 30, 2003, there were no delinquencies on any of these notes receivable.

Quantitative and Qualitative Disclosures About Market Risk

     We do not have any derivative financial instruments as of September 30, 2003. We have entered into loan agreements and accepted notes receivable in partial payment of land sales that subject our portfolio to interest rate risk. At September 30, 2003, we held notes receivable in the amount of $70,118 that we expect to hold until maturity. An increase in interest rates would result in a decline in the market value of these notes but no reserve for this contingency is considered necessary as we intend to hold these notes until maturity. These notes currently bear interest at or near market rates. The schedule below details these exposures at September 30, 2003, summarizes the maturities and provides data on the calculated average interest rate that is applicable to each segment.

	Total	2004	2005	2006	2007	2008	Thereafter

Variable interest rate debt	$3,723,144	$2,940,251	$—	$—	$782,893	$—	$—
Average interest rate	6.68%	6.50%	6.50%	6.50%	6.50%	—	—
Fixed interest rate debt	303,444	33,696	35,120	28,521	16,322	15,708	174,077
Average interest rate	10.46%	10.48%	10.52%	10.52%	10.59%	10.71%	10.84%
Subordinated debt	3,319,684	—	—	—	—	—	3,319,684
Average interest rate	9.21%	—	—	—	—	—	9.21%
Fixed interest rate receivables	70,118	2,766	3,041	3,342	3,674	4,039	53,256
Average interest rate	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%

Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement 123” (“SFAS 123”). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (“prospective method”). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (“retroactive restatement method”) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (“modified prospective method”). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for our stock-based compensation using the intrinsic value method as proscribed by Accounting Principals Board Option No. 25, “Accounting for Stock issued to Employees” and plan on continuing using this method to account for stock options, therefore, we do not intend to adopt the transition requirements as specified in SFAS 148. We have adopted the new SFAS 148 disclosure requirement of SFAS 148 in these financial statements.

     The FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, in November 2002 and FIN No. 46, “Consolidations of Variable Interest Entities”, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2003; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The following table sets forth information regarding our current executive officers and directors:

			Officer or
Name	Age	Office	Director Since

Jay N. Torok	64	Chairman and President	1994
Roger B. Clark (1)	68	Board member	1989
Daniel Tracy (1) (2)	63	Board member	2003
Ron O’Connor	45	Chief Financial Officer	2003

     (1)  Audit Committee member

     (2)  designated financial expert

     Our board of directors currently consists of three members. All directors hold office until the next Annual Stockholders’ Meeting or until their successors have been elected and qualified, or until their death, resignation, retirement, removal, or disqualification. Vacancies in the existing board are filed by majority vote of the remaining directors. A summary of the background and experience of each of these individuals follows.

     Jay N. Torok has served as Chairman of our board of directors, President and Chief Executive Officer since 1994. In addition Mr. Torok has served as Executive Vice President of Amortibanc, Inc. as well as other Amortibanc affiliates engaged in real estate development or venture capital. Prior to joining the Amortibanc group of companies, from 1986 to 1992, Mr. Torok served as President and Chief Executive Officer of Lone Pine Capital, a venture capital company specialized in acquisitions management. Prior to joining Lone Pine Capital, from 1981 to 1985, Mr. Torok served as President and Chief Executive Officer of Merrill Lynch Realty, Inc. Under Mr. Torok’s management, Merrill Lynch Realty, Inc. grew from 100 offices to over 380 offices in 38 cities in the United States and four foreign cities, becoming the world’s largest real estate brokerage firm. Prior to joining Merrill Lynch Realty, Inc., Mr. Torok served in various positions, including President of the Container and Core Division of Clevepak Corporation, a former NYSE listed company, President of Associated Forest Products, Inc., Vice President of Finance of Wausau Paper Mills, a Nasdaq quoted company and Controller of the Forest Products Division and the Land Development Division of Owens Illinois, Inc., a Fortune 100 company. Mr. Torok received his M.B.A. from Dartmouth and attended law school at Temple University.

     Roger B. Clark has served as a member our board of directors since 1989. Mr. Clark has been president and chief executive officer of GlennCon, Inc. a leading supplier of goods and services to the worldwide public gaming industry since 1984. From 1970 to 1983, Mr. Clark served in several positions with Glendinning Companies, including president of Glendinning Companies, North America from 1978-83, during which time he was responsible for all U.S. operations, including the consulting, retail promotion, telecom and lottery divisions. Prior to that, Mr. Clark was employed by Procter & Gamble. Mr. Clark received his degree in economics from Amherst College.

     Daniel Tracy has served as member of our board of directors since 2003. Mr. Tracy is a business consultant and director. Mr. Tracy is currently a director of Edac Technologies Corporation, a publicly traded manufacturer of aerospace components. Mr. Tracy is also a trustee of the YMCA of Metropolitan Hartford, and Renbrook School. In 1998, Mr. Tracy concluded a 35-year career with Arthur Andersen, an international accounting and consulting firm. From 1994 to 1998, Mr. Tracy was responsible for Andersen’s SEC practice in Asia and lived in Hong Kong. In that role he counseled Asian companies involved in private placements and public offerings in the U.S., London and Asian markets. He worked on the first of such public offerings in the United States market for companies in China, Taiwan and Korea, as well as offerings of companies in Indonesia, Australia, the Philippines, Hong Kong, Singapore and Malaysia. From 1975 to 1994, Mr. Tracy was the partner in charge of Andersen’s audit and accounting practice in Hartford, CT (1980-1994) and Rochester, NY (1975-1980). Mr. Tracy received his bachelors degree and MBA from Dartmouth College.

     Ron O’Connor has served as Senior Vice President and Chief Financial Officer since February 2003. Prior to joining Great Western, Mr. O’Connor served as Director of Worldwide Consolidations and SEC Reporting of ON Semiconductor, a publicly traded semiconductor component manufacturer, since 2000. Prior to joining ON Semiconductor, Mr. O’Connor served as Assistant Corporate Controller for MicroAge, Inc. a publicly traded wholesale distributor of microcomputer products traded on the NASDAQ Exchange, since 1997. Prior to joining MicroAge, Mr. O’Connor served as Chief Financial Officer for Sunrise Educational Services, a chain of childcare centers. Mr. O’Connor is a C.P.A, and received his bachelors degree in accounting from the University of Northern Iowa.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of our transfer books and copies of Section 16(a) forms that we have received, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complies with all Section 16(a) filing requirements during such fiscal year, except that, Roger B. Clark and Daniel Tracy each received stock options in February 2003 to purchase 50,000 shares of common stock. Prior to December 29, 2003, Form 5’s were filed with the Securities and Exchange Commission to report these transactions and to report Mr. Tracy’s status as a filing person.

Item 10. Compensation of Directors and Executive Officers

     Each director who is not employed by us receives a meeting fee, in respect of all Board of Directors and committee meetings attended on a single day, of $1,000.

     The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer. None of our other employees earned more than $100,000 in the nine months ended September 30, 2003, or in the years ended December 31, 2002 or 2001. The long-term compensation columns have been omitted from this table because the balances were zero.

				Other Annual
Name and Principal Positions	Year	Salary	Bonus	Compensation (1)

Jay N. Torok	2003	$106,948	$—	$3,115
President, Chairman, Chief Executive Officer,	2002	119,308	—	3,475
Treasurer and Director	2001	130,680	—	2,995

(1)  Includes 401(k) Company match.

     We have not made or contemplated making any advances to any of our officers or directors.

     We maintain a 401(k) profit sharing plan for the benefit of our eligible employees. We make a matching contribution equal to 50% of each participant’s eligible contributions to a maximum of 6% of each participant’s compensation. We can also make a discretionary contribution determined annually by our Board of Directors. In addition, we maintain medical and dental insurance plans for our officers and employees.

Stock Options

The following table sets forth information regarding grants of options to purchase our common stock to directors and executive officers during the nine months ended September 30, 2003.

						Potential Realizable
	Number of	Percent of				Value at Assumed
	Shares of	Total				Annual Rate of Stock
	Common Stock	Options				Price Appreciation for
	Underlying	Granted to				the Option Term
	Options	Employees in	Exercise		Expiration
Name	Granted	Fiscal Year	Price	Grant Date	Date	5%	10%

Roger B. Clark	50,000	25.00%	$0.15	2/20/2003	2/20/2013	$—	$—
Daniel Tracy	50,000	25.00%	$0.15	2/20/2003	2/20/2013	$—	$—

     These options were granted under our stock option plan and will vest over a period of three years. None of our officers or directors exercised options to purchase our common stock during the nine months ended September 30, 2003.

Employment Contracts

     We have entered into a five year employment agreement with Mr. Torok, effective September 1, 2001, that provides for an annual salary of $125,000, adjustable annually at the discretion of our Board of Directors, with a minimum annual increase of 4%. Mr. Torok’s agreement also provides for payments to Mr. Torok in the event that his employment is terminated for any reason within its five year term, including payment of the remaining annual salary at a rate of 50% of the rate provided for under the employment agreement, payable for a period double the remaining term under the employment agreement. Under the terms of Mr. Torok’s employment agreement, the agreement shall be automatically extended for one year at the end of each year during the term of the agreement, expiring when Mr. Torok reaches the age of 70. Upon reaching the age of 70, should either party wish to terminate the agreement, Mr. Torok shall be entitled to receive payment of 50% of his last annual salary, each year for five years, provided that Mr. Torok agrees and has made himself available to provide at least 90 days of consulting services to the Company in each of the five years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 15, 2003 concerning ownership of our common stock by each director and officer, by all persons who hold of record or are known by us to hold beneficially of record 5% or more of our outstanding shares and by all directors and officers as a group. On December 1, 2003 there were 20,781,965 shares of our common stock outstanding and entitled to vote.

	Shares	Percent of
	Beneficially	Shares
Name and Address of Beneficial Owner	Owned (1)	Outstanding

Five Percent Stockholders:
Amortibanc Investments, L.C. (2)	27,029,095	93.5%
Willard W. Garvey, Revocable Trust (2)	27,029,095	93.5%
Willard W. Garvey Trust Number Thirteen (2)	27,029,095	93.5%
Jean Garvey, Trustee (2)	27,029,095	93.5%
Directors and Executive Officers:
Jay N. Torok (3) (6)	1,129,916	5.2%
Ron O’Connor (3) (7)	100,000	0.5%
Roger B. Clark (4) (8)	95,726	0.5%
Daniel Tracy (5) (9)	—	—
All directors and Executive Officers as a Group (4 persons)	1,325,642	6.1%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days after December 15, 2003. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder. For purposes of this table, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)	The address for Amortibanc Investments L.C., the Willard Garvey Revocable Trust, the Willard W. Garvey Trust Number Thirteen and Jean Garvey is 7309 E. 21st Street North, Suite 120, Wichita, KS 67206. Amortibanc Investments, L.C. disclaims beneficial ownership of these shares. The Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen are the only members of Amortibanc Investments L.C. and thereby share beneficial ownership of these shares. Jean Garvey is the trustee of the Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen. Includes the assumed conversion of $719,000 of preferred stock into 8,124,446 shares of common stock. Does not include 84,726 shares of common stock owned by David Theroux, Mrs. Garvey’s son-in law, 84,726 shares in the name of Paul Theroux for whom David Theroux is custodian, or 84,726 shares in the name of Drake Theroux, for whom David Theroux is custodian.

(3)	The address for Messrs. Torok and O’Connor is 5115 North Scottsdale Road, Suite 101, Scottsdale, AZ 85250.

(4)	The address for Mr. Clark is 6 Cardinal Road, Hilton Head, SC 29926.

(5)	The address for Mr. Tracy is 88 Wood Pond Road, West Hartford, CT 06107-3541.

(6)	Includes 166,069 shares of common stock owned by Mr. Torok, 10,165 shares owned by Lone Pine Industries, Inc., a company controlled by Mr. Torok, 22,432 shares owned by Western Reserve Environmental Services, a company in which Mr. Torok has an interest, primarily in a joint trust with Anne V. Hodgkins, Mr. Torok’s wife, and 931,250 shares of common stock issuable upon the exercise of vested stock options.

(7)	Includes 100,000 shares of common stock common stock issuable upon the exercise of vested stock options.

(8)	Includes 62,500 shares of common stock owned by Mr. Clark, 1,976 shares owned by Clark-Bemis Lumber Company, a company controlled by Mr. Clark, and 31,250 shares of common stock issuable upon the exercise of vested stock options. Does not include 50,000 shares of common stock issuable upon the exercise of stock options that will not vest within 60 days of December 15, 2003.

(9)	Does not include 50,000 shares of common stock issuable upon the exercise of stock options that will not vest within 60 days of December 15, 2003.

Item 12. Certain Relationships and Related Transactions

     Prior to March 1, 2003, we owned an 85% interest in Willow Springs Ranch, LLC, with several minority investors owning the remaining 15%. The minority investors included, among others, Lafayette Financial Services (a company that is 50% owned by the Chairman of our board of directors) and another partnership controlled by our Chairman. On March 1, 2003, we bought out the minority investors’ interest in exchange for 640 acres of Arizona ranch land and cancellation of a $134,962 payable.

     Effective July 8, 2003, in exchange for a $650,000 note payable, we acquired land in Stafford, Texas for $125,000 and also agreed to acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The $525,000 paid for Stafford Spring is a deposit pending receipt of final approval of this transaction by HUD. As of September 30, 2003, HUD approval had not yet been received. This note was paid off on September 29, 2003 at a discount of $260,000. The Chairman of our board of directors also owns 33% of Stafford Springs.

     On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), one of our subsidiaries, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, we sold a 7.1% interest in Laguna Investments to Lafayette for $35,500 in partial payment of the note payable to Lafayette. Lafayette is 50% owned by the Chairman of our Board of Directors. On September 29, 2003, we sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, we also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of our projects. Torok Partners is controlled by the Chairman of our Board of Directors. As a result of these transactions, at September 30, 2003 we own 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna .

Item 13. Exhibits and Reports on Form 8-K.

     (a)  The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Consolidated Financial Statements

Page No.

Report of Independent Certified Public Accountants	F-2
Consolidated Balance Sheet as of September 30, 2003	F-3
Consolidated Statements of Earnings for the nine months ended September 30, 2003 and the year ended December 31, 2002	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the nine months ended September 30, 2003 and the year ended December 31, 2002	F-5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and the year ended December 31, 2002	F-6
Notes to Consolidated Financial Statements	F-8

(2) Exhibits

FORM 10-KSB EXHIBIT LIST

Exhibit
No.

10.1	Articles of Incorporation of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 8 of Registration Statement on Form S-18 (No. 33-30679-NY))

10.2	Agreement of Merger of First National Realty Associates, Inc. into Emphatic Mergers (Incorporated by reference to Exhibit 14 of Registration Statement on Form S-18 (No. 33-30679- NY))

10.3	Agreement and Plan of Merger between 1st Realty Investments, Inc. and Great Western Land and Recreation, Inc. dated as of July 23, 2002 (Incorporated by reference to Exhibit 1 of Form 8-K filed with the Commission on July 29, 2002)

Exhibit
No.

10.4	Certificate of Merger of Great Western Land and Recreation, Inc., a Delaware Corporation with and into 1st Realty Investments, Inc., a Nevada Corporation

10.5	Great Western Land and Recreation, Inc. Amended and Restated By-Laws

10.6	Certificate of Designations of Series A Cumulative Convertible Preferred Stock of 1st Realty Investments, Inc. (Incorporated by reference to Appendix B of Schedule 14C of 1st Realty Investments, Inc. filed with the Commission on January 27, 2003)

10.7	Investment Agreement dated June 29, 2002 by and between Amortibanc Investments, L.C. and Great Western Land and Recreation, Inc.

10.8	Great Western Land and Recreation, Inc. Stock Option Plan (Incorporated by reference to Appendix C of Schedule 14C of 1st Realty Investments, Inc. filed with the Commission on January 27, 2003)

10.9	Form of Great Western Land and Recreation, Inc. Stock Option Agreement (Incorporated by reference to Exhibit 4.02 of Form S-4 of Great Western Land and Recreation, Inc. filed with the Commission on October 16, 2001)

10.10	Agreement of Sale of Partnership Interest, dated July 8, 2003 between Great Western Land and Recreation, Inc. and Arete Real Estate and Development Co.

10.11	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Torok Partners, L.L.C.

10.12	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Lafayette Financial Services, L.L.C.

10.13	Employment Agreement between Great Western land and Recreation, Inc. and Jay N. Torok dated September 1, 2001 (Incorporated by reference to Exhibit 10.01 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.14	Contribution Agreement by and between Great Western Land and Recreation, Inc., Amortibanc Management, L.C., Amortibanc Investments, L.C., and GWLR, LLC dated as of August 6, 2001 (Incorporated by reference to Exhibit 10.02 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.15	Promissory Note dated January 3, 2002, by and between GWLR Wagon Bow Ranch, LLC and Bank Midwest

10.16	Secured Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC

10.17	Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC

10.18	Loan Agreement dated June 23, 2000, by and between Willow Spring Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.21 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.19	Great Western Land and Recreation, Inc. Code of Business Ethics

11	Statement RE: Computation of per Share Earnings (Loss)

21	List of Subsidiaries

Exhibit
No.

31.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ron O’Connor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ron O’Connor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

     (b)  Reports on Form 8-K during the quarter ended September 30, 2003

None

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

GREAT WESTERN LAND AND RECREATION, INC.
(Registrant)
Date: December 29, 2003	By /s/ Jay N. Torok

Jay N. Torok Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jay N. Torok Jay N. Torok	Chairman of the Board (Principal Executive Officer)	December 29, 2003

/s/ Ron O’Connor Ron O’Connor	Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	December 29, 2003

/s/ Roger B. Clark	Director	December 29, 2003

/s/ Daniel Tracy Daniel Tracy	Director	December 29, 2003

GREAT WESTERN LAND AND RECREATION, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Great Western Land and Recreation, Inc.

We have audited the accompanying consolidated balance sheet of Great Western Land and Recreation, Inc. as of September 30, 2003 and the related consolidated statements of earnings, stockholders’ equity and comprehensive income and cash flows for the nine months ended September 30, 2003 and for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Western Land and Recreation, Inc. as of September 30, 2003 and the consolidated results of its operations and its consolidated cash flows for the nine months ended September 30, 2003 and for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Fountain Hills, Arizona
November 6, 2003

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2003

ASSETS
Cash and cash equivalents	$1,100,844
Notes receivable	70,118
Land held for development and sale	9,321,515
Receivable from related entities	68,080
Property and equipment, net of accumulated depreciation of $42,583	201,727
Other	985,046

$11,747,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$4,026,588
Subordinated debt	3,319,684
Payable to related entities	745,427
Accounts payable and other accrued liabilities	620,586

Total liabilities	8,712,285
Minority interest	46,843
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 14,380 issued and outstanding; liquidation value - $719,000	660,409
Common stock, $0.001 par value; 30,000,000 shares authorized; 20,781,965 shares issued and outstanding	20,782
Additional paid-in capital	2,595,301
Accumulated other comprehensive loss	(733)
Accumulated deficit	(287,557)

Total stockholders’ equity	2,988,202

$11,747,330

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Nine
	months ended	Year ended
	September 30,	December 31,
	2003	2002

Land and lot sales	$2,263,056	$4,055,576
Cost of land and lot sales	1,182,336	1,694,716

Gross profit on sales	1,080,720	2,360,860
Operating, selling, general and administrative expense	1,112,925	2,401,335

	(32,205)	(40,475)
Other income (expense)
Interest expense	(382,953)	(683,452)
Interest income	112,891	155,738
Equity in losses of unconsolidated company	(53,530)	—
Gain on settlement of note payable	260,000	—
Settlement of quepasa.com claim	—	405,750
Other income	111,814	177,311

	48,222	55,347

Earnings before minority interest	16,017	14,872
Minority interest	(832)	(1,009)

Net earnings	$15,185	$13,863

Net earnings per common and common equivalent share
Basic and diluted	$—	$—

Weighted average common and common equivalent shares outstanding
Basic and diluted	20,781,965	20,781,965

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Nine months ended September 30, 2003 and year ended December 31, 2002

						Accumulated
						Other
	Preferred Stock		Common Stock		Additional	compre-		Compre-
					paid-in	hensive	Accumulated	hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	income (loss)

Balance at December 31, 2001, as previously reported	—	$—	18,904,649	$18,905	$2,092,366	$(9,777)	$(174,889)	$—
Adjustments for reverse acquisition	—	—	1,877,316	1,877	61,043	—	(141,716)	—

Balance at December 31, 2001, as restated	—	—	20,781,965	20,782	2,153,409	(9,777)	(316,605)	—
Subordinated debt converted to capital	—	—	—	—	90,195	—	—	—
Issuance of preferred stock in exchange for subordinated debt	14,380	604,929	—	—	114,071	—	—	—
Amortization of discount on preferred stock	—	23,630	—	—	(23,630)	—	—	—
Change in unrealized loss on marketable securities	—	—	—	—	—	9,074	—	9,074
Net earnings	—	—	—	—	—	—	13,863	13,863

Comprehensive income for the year ended December 31, 2002								$22,937

Balance, December 31, 2002	14,380	628,559	20,781,965	20,782	2,334,045	(703)	(302,742)	$—
Subordinated debt converted to capital	—	—	—	—	293,106	—	—	—
Amortization of discount on preferred stock	—	31,850	—	—	(31,850)	—	—	—
Change in unrealized loss on marketable securities	—	—	—	—	—	(30)	—	(30)
Net earnings	—	—	—	—	—	—	15,185	15,185

Comprehensive income for the nine months ended September 30, 2003								$15,155

Balance, September 30, 2003	14,380	$660,409	20,781,965	$20,782	$2,595,301	$(733)	$(287,557)

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine
	months ended	Year ended
	September 30,	December 31,
	2003	2002

Cash flows from operating activities
Net earnings	$15,185	$13,863
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,762	21,916
Bad debt expense	—	32,208
Accrued interest expense included in debt	334,253	519,792
Deferred income taxes	858	(12,937)
Accretion of interest income	(9,254)	(85,587)
Collection of notes receivable relating to prior years’ sales	1,560,935	1,267,301
Uncollected notes receivable from current year sales	(47,230)	(109,522)
Gain on settlement of quepas.com claim	—	(405,750)
Loss on disposal of property, plant and equipment	14,059	—
Equity in losses of unconsolidated companies	53,530	—
Minority interests in earnings of consolidated subsidiaries	832	1,009
Gain on settlement of note payable	(260,000)	—
Gain on sale of investment in unconsolidated company	(37,349)
Changes in operating assets and liabilities:
Land held for development and sale	(808,273)	(262,364)
Other assets	(740,016)	249,693
Accounts payable and other accrued liabilities	296,288	(180,871)
Deferred income	—	(286,492)

Net cash provided by operating activities	409,580	762,259
Cash flows from investing activities
Increase (decrease) in advances to/from related parties	46,628	(169,071)
Investments in unconsolidated companies	(53,530)	—
Proceeds from sale of property and equipment	11,577	—
Purchases of property and equipment	(47,215)	(46,128)

Net cash used in investing activities	(42,540)	(215,199)
Cash flows from financing activities
Issuance of notes payable	1,368,549	3,793,147
Payments on notes payable	(1,289,114)	(3,483,807)
Decrease in subordinated debt	—	(565,000)
Minority investment in consolidated subsidiary	—	45,000

Net cash provided by (used in) financing activities	79,435	(210,660)

Net increase in cash and cash equivalents	446,475	336,400
Cash and cash equivalents at beginning of period	654,369	317,969

Cash and cash equivalents at end of period	$1,100,844	$654,369

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$58,394	$218,681
Cash paid during the period for income taxes	14,960	—
Noncash investing and financing activities
Transfer of Wagon Bow Ranch land in exchange for minority interest in Willow Springs Ranch, LLC and a reduction in the payable to minority investors	134,962	—
Subordinated debt converted into preferred stock	—	604,929
Subordinated debt converted to capital	293,106	204,266
Accrued interest capitalized included in debt	41,989	14,178
Offset of note payable for quepasa.com claim	—	405,750

	Nine
	months ended	Year ended
	September 30,	December 31,
	2003	2002

Sale of investment in unconsolidated company in exchange for partial payment of advances from related entities	31,855	35,500
Sale of investment in unconsolidated company in exchange for minority interest	15,000	—

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Basis of presentation and business

The accompanying consolidated financial statements as of September 30, 2003 and for the nine months ended September 30, 2003 and the year ended December 31, 2002 include the accounts of Great Western Land and Recreation, Inc. (formerly 1st Realty Investments, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

The Company is engaged principally in the acquisition, development and sale of land located in Houston and College Station Texas, Phoenix and Glendale, Arizona and certain country areas of New Mexico and Arizona. Transactions include both retail and nonretail land sales, depending upon the progress of the development and sub-division process.

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

The Company expects that the Merger will be treated as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. If the Merger qualifies as a tax-free reorganization, no gain or loss will be recognized for income tax purposes by either the Company or Great Western Delaware as a result of the acquisition. There also should not be any material tax effects to the existing stockholders of the Company as a result of the transaction. However, neither the Company nor Great Western Delaware requested a tax ruling from the Internal Revenue Service with respect to the transaction. Accordingly, the Company can give no assurance that the transaction will qualify as a tax-free reorganization. The Company has accounted for its acquisition of Great Western Delaware as a reverse acquisition, with Great Western Delaware the acquirer and the Company the acquiree for reporting purposes. Prior to September 2000, 1st Realty was a dormant non-operating company. Its operations up to the date of the Merger were solely the result of the series of transactions it entered into with Great Western Delaware. As a result, the assets and liabilities of both companies have been combined at their historical cost. The accompanying consolidated financial statements and notes are presented as if the Merger were consummated on January 1, 2002.

On June 4, 2003 the Company changed its year-end from December 31 to September 30. As a result of this change, fiscal 2003 was a short year, which ended on September 30, 2003 and consisted of only nine months.

2. Revenue recognition

The Company records the sale of real estate under the full accrual method when ownership rights and obligations have transferred to the buyer, the buyer’s initial and continuing investments provide a sufficient commitment to purchase and collectibility of the sales price is reasonably assured. Profit is primarily recognized when the sale has been consummated. The installment method (profit recognized as a portion of each cash payment received), is used to recognize profit for certain real estate sales that do not meet the criteria for full accrual recognition.

3. Land held for development and sale

Land held for development and sale is carried at cost plus development costs, loan costs, interest and real estate taxes incurred during the period the development is in process. Impairment of the carrying cost of land is evaluated by comparison of estimated fair value less cost to sell. Estimated fair value less cost to sell is based upon sales in the normal course of business less estimated development cost to complete and dispose of the property. The accumulated land cost is charged to cost of sales based upon the computed average lot cost at the time of sale, which is not materially different than the relative fair value basis.

4. Notes receivable

Notes receivable are from purchasers of land sold by the Company and are stated at amounts due from purchasers. The Company evaluates the collectibility of the notes receivable and charges off any uncollectible balances. Notes receivable from the retail sale of certain real estate lots and parcels are sold to third parties. The Company retains no ownership or remaining interest in these properties or responsibilities for any future expenses related to these properties except that the notes are subject to recourse. See Note K for additional discussion.

The Company sells the majority of its notes receivable to an unrelated third party with recourse for credit defaults. The buyer holds back a portion of the sales proceeds, reported on the balance sheet as 200,330, net of an allowance for recourse losses. The Company primarily considers downpayments, sales of other properties in the development, and payment history in making decisions about the needed allowance.

5. Advertising costs

Advertising costs are expensed as incurred and are included in operating, selling, general and administrative expense. Total advertising cost was $73,025 and $162,335 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

6. Income taxes

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

7. Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is responsible for making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and it is reasonably possible that the allowance established for recourse chargeback could materially change in the near future.

8. Cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

9. Financial instruments

The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short maturities of the instruments. Notes receivable approximate fair value considering the quality of the credit, payment terms, property sold and market based interest rates. Related entities’ receivables/payables bear market-based rates and approximate fair value. The notes payable and subordinated debt also approximate fair value based on variable interest rates, payment terms and the Company’s current incremental borrowing rates for similar type borrowing arrangements.

10. Net earnings (loss) per share

Basic net earnings (loss) per share is calculated by dividing net earnings (loss) less preferred stock dividends applicable to the period by the 20,781,965 common shares. The 20,781,965 common shares issued and outstanding upon the completion of the Merger are assumed to be outstanding for all periods presented. Diluted net earnings (loss) per share is the same as basic net earnings (loss) per share because the convertible preferred stock and the stock options are anti-dilutive and therefore excluded from the computation.

11. Stock-based compensation

As described more fully in Note M, the Company measures compensation expense relating to employee stock awards in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). The Company measures compensation expense relating to non-employee stock awards in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

NOTE B — NOTES RECEIVABLE

Notes receivable at September 30, 2003 consist of notes receivable from lot sales to individuals, bearing interest at 9.5%, payable in monthly aggregated principal and interest payments of $780 through May 2023. These notes are collateralized by the lots sold.

Maturities for notes receivable as of September 30, 2003 follow:

Year ending September 30,
2004	2,766
2005	3,041
2006	3,342
2007	3,674
2008	4,039
Thereafter	53,256

$70,118

NOTE C — LAND HELD FOR DEVELOPMENT AND SALE

The cost of land held for development and sale is comprised of the following at September 30, 2003:

	Houston,	New
	Texas	Mexico	Arizona
	properties	properties	properties	Total

Land acquisition costs	$2,564,818	$4,661,638	$3,426,945	$10,653,401
Development costs	2,054,587	401,572	1,521,472	3,977,631
Capitalized interest	288,504	68,818	119,396	476,718
Capitalized taxes	98,262	—	41,942	140,204
Capitalized loan costs	174,388	58,584	24,317	257,289

	Houston,	New
	Texas	Mexico	Arizona
	properties	properties	properties	Total

Total	5,180,559	5,190,612	5,134,072	15,505,243
Less cumulative allocation to cost of sales	3,681,423	1,124,957	1,377,348	6,183,728

	$1,499,136	$4,065,655	$3,756,724	$9,321,515

The above summary includes only properties with remaining unsold land. Properties are deleted when 100% developed and sold.

NOTE D - RELATED ENTITIES

Related entity receivables/payables are as follows at September 30, 2003:

Receivable from related entities:
Management Pool, LLC	$43,244
Minority investor in Houston Warren Ranch Partners, LLC (3)	16,625
Other	8,211

$68,080

Payable to related entities:
Minority investors in Glendale Condominiums, LLC (2)	$710,885
Lafayette Financial Services (1)	34,542

$745,427

The subordinated debt is also due to a related entity. See Note H for further discussion.

(1)	Lafayette Financial Services (“Lafayette”) is 50% owned by the Chairman of the Company’s Board of Directors. This note resulted from the purchase of certain real estate options by the Company in 1999. The note bears interest at prime and is payable in semi-annual installments of $15,760 plus interest.

(2)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $2,379,178 at September 30, 2003 and are included in land held for development and sale in Arizona properties.

(3)	The Company has a 55% interest in Houston Warren Ranch Partners, LLC, with Jessica Star Partners, LLC owning the remaining 45%. Jessica Star Partners, LLC is 33% owned by the Chairman of the Company’s Board of Directors. The note receivable bears interest at 10%, with principal and interest due on September 24, 2004.

NOTE E — INVESTMENT IN UNCONSOLIDATED COMPANY

On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette for $35,500 in partial payment of the note payable to Lafayette (see Note D). Lafayette is 50% owned by the Chairman of the Company’s Board of Directors. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at September 30, 2003 the Company owns 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna.

This investment in Laguna is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since the date of acquisition. At September 30, 2003 the Company’s investment balance in Laguna was $-0-. Under the terms of the Laguna at Arrowhead Apartments

L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna. Laguna Investments L.L.C. was notified of a capital call for $53,530, which was paid in 2003. As a result of this payment, unrecognized equity losses from prior periods were recorded in the nine months ended September 30, 2003 to the extent of the capital call. Unrecognized losses from Laguna as of September 30, 2003 total $187,480. Had Laguna Investments L.L.C. failed to make the required payment, its ownership interest would have been reduced from 25.52% to 24.14%.

Summarized unaudited financial information for Laguna is as follows:

September 30,
2003

Current assets	$129,420
Noncurrent assets	8,414,240

Total assets	$8,543,660

Current liabilities	$165,788
Noncurrent liabilities	9,241,761
Members’ capital	(863,889)

$8,543,660

	Nine months
	ended	Year ended
	September 30,	December 31,
	2003	2002

Revenues	$1,132,145	$1,427,609
Net loss from continuing operations and net loss	(368,907)	(612,339)

NOTE F — OTHER ASSETS

Other assets consist of the following as of September 30, 2003:

Financing reserve receivable, net of allowance of $27,608	$172,722
Deposits (1)	525,000
Receivables from title companies	169,308
Marketable securities	114
Prepaid expenses, advances and other	105,823
Deferred tax asset	12,079

$985,046

(1)	Effective July 8, 2003, in exchange for a $650,000 note payable, the Company acquired land in Stafford, Texas for $125,000 and also agreed to become general partner and to acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The $525,000 paid for Stafford Springs has been accounted for as a deposit pending receipt of final approval of this transaction by HUD. As of September 30, 2003, HUD approval had not yet been received. In September 2003, the seller of the ownership interest needed to generate cash to fund an unrelated development project, and agreed to accept a discount in exchange for an early payoff of the $650,000 note. As a result, this note was paid off on September 29, 2003 at a discount of $260,000. The Chairman of the Company’s board of directors also owns 33% of Stafford Springs.

NOTE G — NOTES PAYABLE

Notes payable consist of the following at September 30, 2003:

Houston, Texas Properties
Notes payable to various financial institutions bearing interest at 3% over prime. The interest payments are due monthly or quarterly and the loans have maturity dates through April, 2004. The interest rate was 7.0% at September 30, 2003. Minimum principal payments are required quarterly on certain loans, but principal reductions are primarily made as developed lots are sold - collateralized by Texas real estate	$502,881
New Mexico Ranch Properties
Notes payable to financial institution, bearing interest at variable rates of 4% over annualized average weekly yield of U.S. Treasury securities, adjusted annually ( 5.23% to 6.33% at September, 2003) Payments of $38,966 including principal and interest are due quarterly through June 23, 2004 - collateralized by New Mexico real estate	1,825,120
Note payable to a finance company, with monthly principal and interest payments of $2,466, bearing interest at 11%, due September 1, 2017 - collateralized by New Mexico real estate	211,553
Note payable to a corporation, with monthly principal and interest payments of $2,038, bearing interest at 11%, due April 1, 2006 - collateralized by New Mexico real estate	56,298
Other	6,666
Arizona Ranch Properties
Note payable to financial institution, bearing interest at variable rate of 4% over LIBOR, adjusted annually (6.5% at September 30, 2003), Interest payments of $14,010 are due quarterly with principal reductions made as lots are sold, remaining balance due January 2, 2007 - collateralized by Arizona real estate	782,893
Other Arizona Properties
Notes payable to financial institution for construction of a condominium complex, bearing interest at variable rates of 1.5% to 2.0% over prime with a 7.0% floor (7.0% at September 30, 2003). Interest payments are due monthly, with principal reductions made as condominiums are sold, remaining balance due September 25, 2004 - collateralized by Arizona real estate	612,250
Other	28,927

$4,026,588

Maturities for notes payable as of September 30, 2003 follow:
2004	$2,973,947
2005	35,120
2006	28,521
2007	799,215
2008	15,708
Thereafter	174,077

$4,026,588

NOTE H - SUBORDINATED DEBT

The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc Investments, L.C. The advances are subordinate to the Company’s bank financing and bear interest at 8% to 10%. The interest accrued on these advances has primarily been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination is made by the Company’s management. The total advances and accrued interest due is $3,319,684 at September 30, 2003.

Subordinated debt of $293,106 and $809,195 was converted to equity in the Company by Amortibanc Investments, L.C. effective September 29, 2003 and June 29, 2002, respectively.

NOTE I - OPERATING LEASES

The Company leases office space, vehicles and equipment under operating leases. Future minimum lease payments under these agreements are as follows:

Year ending September 30,
2004	$100,382
2005	4,766

Total rent expense was $90,673 and $117,502 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

NOTE J - PROFIT-SHARING RETIREMENT PLAN

The Company maintains a 401(k) profit-sharing plan for the benefits of its eligible employees. The Company makes a matching contribution equal to 100% of each participant’s eligible contributions to a maximum of 3% of each participant’s compensation. The Company can also make a discretionary contribution determined annually by the Board of Directors. Contribution expense incurred by the Company was $9,683 and $10,667 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company has sold notes receivable with repayment terms of up to 15 years, with recourse upon nonpayment by the debtor of $383,968 during the nine months ended September 30, 2003 and $487,404 during the year ended December 31, 2002. The remaining balances due, with recourse, of all notes sold are $1,157,023 as of September 30, 2003.

Fifteen percent of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance is $200,330 at September 30, 2003 and is included in other assets, net of an allowance established for recourse chargeback of $27,608. If the Company incurs a chargeback, ownership of the original land sold will revert to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the nine months ended September 30, 2003, the Company received two chargebacks totaling $61,600.

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

NOTE L - PREFERRED STOCK

The company has outstanding 14,380 shares of Series A Cumulative Convertible Preferred Stock, with a liquidation value of $719,000. The preferred stock is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. The preferred stock is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. Since no public market currently exists for the Company’s common stock, market price is determined by the Board of Directors. The preferred stock has a cumulative dividend, payable semi-annually at the following rates:

First year from the date of issuance	0% per annum
Second year from the date of issuance	2% per annum
Third year from the date of issuance	4% per annum
Fourth year from the date of issuance	5% per annum
Fifth year from the date of issuance	6% per annum
Thereafter	7% per annum

As the preferred stock has an increasing dividend rate, the preferred stock was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the preferred stock. This resulted in a discount of $114,071, which was recorded as additional paid in capital as the transaction was between the Company and its sole stockholder. This discount will be amortized over the period of increasing dividend rates of the preferred stock. Amortization was $31,850 and $23,630 for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

NOTE M - STOCK OPTION PLAN

The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees who have been with the Company for over five years vest immediately. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in 2002 and 2003 were at an exercise price of $0.15 per share, which approximates the fair market value of the Company’s common stock. Since no public market exists for the Company’s common stock, fair market value is determined by the Board of Directors. At September 30, 2003 options for 1,456,250 shares of common stock were available for issuance under the plan.

Additional information with respect to stock option plan activity is as follows:

	Outstanding Options

		Weighted
	Number	Average
	of	Exercise
	Shares	Price

January 1, 2002	93,750	$0.80
Grants	1,950,000	0.15
Cancellations	(200,000)	0.15

December 31, 2002	1,843,750	0.18
Grants	200,000	0.15
Cancellations	—

December 31, 2003	2,043,750	$0.18

Outstanding options expire at various dates through July 2013. Options outstanding and options exercisable at September 30, 2003 are as follows:

	Outstanding Options		Exercisable Options

		Weighted		Weighted
	Number	Average	Number	Average
Exercise	of	Contractual	of	Contractual
Prices	Shares	Life (in years)	Shares	Life (in years)

$0.15	1,950,000	8.5	1,566,667	8.4
$0.80	93,750	6.1	93,750	6.1

	2,043,750		1,660,417

The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the nine months ended September 30, 2003 and the year ended December 31, 2002.

	Nine months
	ended	Year ended
	September 30,	December 31,
	2003	2002

Net earnings, as reported	$15,185	$13,863
Deduct: Total stock-based employee compensation expense determined under fair value based method (1)	(9,967)	(89,795)

Pro forma net earnings (loss)	$5,218	$(75,932)

Net earnings (loss) per share:
Basic and diluted - as reported	$—	$—

Basic and diluted - pro forma	$—	$—

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no volatility or dividends. Such life is based on all options being exercised just prior to expiration.

NOTE N - INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are as follows at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Deferred tax assets
Allowance for doubtful accounts	$11,043	$22,261
Expense attributable to related entity	24,042	24,042

	35,085	46,303
Less valuation allowance	(15,950)	(16,808)

	19,135	29,495
Deferred tax liability
Depreciation of property and equipment	7,056	16,558

	$12,079	$12,937

The Company established a valuation allowance of $15,950 at September 30, 2003 against the deferred tax assets whose realization is dependent on future taxable income. The valuation allowance decreased in 2003 by $858 due to management’s reevaluation of the deferred tax assets.

     Income tax expense is comprised of the following:

	Nine months
	ended	Year ended
	September 30,	December 31,
	2003	2002

Currently payable (receivable)	$(858)	$12,937
Deferred tax expense (benefit)	858	(12,937)

Income tax expense	$—	$—

     A reconciliation of income taxes computed at the federal statutory rate of 34% to income tax expense is as follows:

	Nine months
	ended	Year ended
	September 30,	December 31,
	2003	2002

Income taxes at statutory rate	$5,163	$4,713
Decrease in deferred tax valuation allowance	(858)	—
Difference due to progressive statutory rates	(2,885)	(2,634)
Other	(1,420)	(2,079)

	$—	$—

NOTE O — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information is as follows:

	Nine months ended September 30, 2003

Quarter ended	Mar 31	Jun 30	Sep 30

Revenue	$694,590	$879,587	$688,879
Operating income (loss)	(197,111)	121,421	43,485
Net earnings (loss)	(403,007)	76,553	341,639
Net earnings (loss) per common and common equivalent share	$(0.02)	$—	$0.02

	Year ended December 31, 2002

Quarter ended	Mar 31	Jun 30	Sep 30	Dec 31

Revenue	$934,068	$1,081,091	$803,214	$1,237,203
Operating income (loss)	(114,227)	49,948	(193,040)	216,844
Net earnings (loss)	(294,612)	(8,702)	(260,527)	577,704
Net earnings (loss) per common and common equivalent share	$(0.01)	$—	$(0.01)	$0.02

NOTE P — SETTLEMENT OF QUEPASA.COM CLAIM

The Company entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001, in order to induce the Company to amend and extend the original merger agreement, quepasa.com loaned the Company $500,000 (“the loan”). In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. The Company believed that it was entitled to this termination fee, which would result in the loan being deemed paid in full and filed a declaratory judgment action against quepasa.com on that issue. Quepasa.com filed a counterclaim, alleging that it was entitled to the termination fee and seeking to foreclose on the loan. This lawsuit was settled in October 2002. Under the terms of the settlement, the Company retained the termination fee, which resulted in the loan being deemed paid in full, in exchange for a payment by the Company to quepasa.com of $50,000 and the transfer to quepasa.com of 642,000 shares of quepasa.com common stock with a market value of $44,250. The net result was that the Company recognized a gain on the settlement of the claim against quepasa.com of $405,750 during the year ended December 31, 2002.

NOTE Q — RELATED PARTY TRANSACTIONS

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

Effective July 8, 2003, in exchange for a $650,000 note payable, the Company acquired land in Stafford, Texas for $125,000 and also agreed to become general partner and acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The $525,000 paid for Stafford Spring is a deposit pending receipt of final approval of this transaction by HUD (see Note F). As of September 30, 2003, HUD approval had not yet been received. This note was paid off on September 29, 2003 at a discount of $260,000. The Chairman of the Company’s board of directors also owns 33% of Stafford Springs.

On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette for $35,500 in partial payment of the note payable to Lafayette (see Note D). Lafayette is 50% owned by the Chairman of the Company’s Board of Directors. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at September 30, 2003 the Company owns 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna (see Note E).

NOTE R — CHANGE IN FISCAL YEAR

On June 4, 2003 the Company changed its year-end from December 31 to September 30. As a result of this change, fiscal 2003 was a short year, which ended on September 30, 2003 and consisted of only nine months. Comparable consolidated information regarding the Company’s results of operations and cash flows for the nine months ended September 30, 2003 and 2002 follows (unaudited):

	Nine months ended September 30,

	2003	2002

Land and lot sales	$2,263,056	$2,818,373
Cost of land and lot sales	1,182,336	1,203,876

Gross profit on sales	1,080,720	1,614,497
Operating, selling, general and administrative expense	1,112,925	1,871,816

	(32,205)	(257,319)
Other income (expense)
Interest expense	(382,953)	(567,148)
Interest income	112,891	143,014
Equity in losses of unconsolidated company	(53,530)	—
Gain on settlement of note payable	260,000	—
Other income	111,814	118,453

	48,222	(305,681)

	Nine months ended September 30,

	2003	2002

Earnings (loss) before minority interest	16,017	(563,000)
Minority interest	(832)	(841)

Net earnings (loss)	$15,185	$(563,841)

Net earnings (loss) per common and common equivalent share
Basic and diluted	$—	$(0.03)

Weighted average common and common equivalent shares outstanding
Basic and diluted	20,781,965	20,781,965

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities
Net earnings (loss)	$15,185	$(563,841)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in ) operating activities	1,646,396	1,124,417
Change in assets and liabilities	(1,252,001)	(688,183)

Net cash provided by (used in) operating activities	409,580	(127,607)
Cash flows from investing activities
Increase (decrease) in advances to/from related parties	46,628	(139,073)
Investment in unconsolidated company	(53,530)	—
Proceeds from sale of property and equipment	11,577	—
Purchase of property and equipment	(47,215)	(45,366)

Net cash used in investing activities	(42,540)	(184,439)
Cash flows from financing activities
Issuance of notes payable	1,368,549	3,697,665
Payments on notes payable	(1,289,114)	(2,816,023)
Decrease in subordinated debt	—	(431,747)
Minority investment in consolidated subsidiary	—	45,000

Net cash provided by financing activities	79,435	494,895

Net increase in cash and cash equivalents	446,475	182,849
Cash and cash equivalents at beginning of period	654,369	317,969

Cash and cash equivalents at end of period	$1,100,844	$500,818

NOTE S — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement 123” (“SFAS 123”). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (“prospective method”). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (“retroactive restatement method”) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (“modified prospective method”). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principals Board Option No. 25, “Accounting for Stock issued to Employees” and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirement of SFAS 148 in these financial statements.

The FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, in November 2002 and FIN No. 46, “Consolidations of Variable Interest Entities”, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2003; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company’s financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on its financial position or results of operations.

2003 10-KSB EXHIBIT INDEX

Exhibit
No.

10.1	Articles of Incorporation of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 8 of Registration Statement on Form S-18 (No. 33-30679-NY))

10.2	Agreement of Merger of First National Realty Associates, Inc. into Emphatic Mergers (Incorporated by reference to Exhibit 14 of Registration Statement on Form S-18 (No. 33-30679- NY))

10.3	Agreement and Plan of Merger between 1st Realty Investments, Inc. and Great Western Land and Recreation, Inc. dated as of July 23, 2002 (Incorporated by reference to Exhibit 1 of Form 8-K filed with the Commission on July 29, 2002)

10.4	Certificate of Merger of Great Western Land and Recreation, Inc., a Delaware Corporation with and into 1st Realty Investments, Inc., a Nevada Corporation

10.5	Great Western Land and Recreation, Inc. Amended and Restated By-Laws

10.6	Certificate of Designations of Series A Cumulative Convertible Preferred Stock of 1st Realty Investments, Inc. (Incorporated by reference to Appendix B of Schedule 14C of 1st Realty Investments, Inc. filed with the Commission on January 27, 2003)

10.7	Investment Agreement dated June 29, 2002 by and between Amortibanc Investments, L.C. and Great Western Land and Recreation, Inc.

10.8	Great Western Land and Recreation, Inc. Stock Option Plan (Incorporated by reference to Appendix C of Schedule 14C of 1st Realty Investments, Inc. filed with the Commission on January 27, 2003)

10.9	Form of Great Western Land and Recreation, Inc. Stock Option Agreement (Incorporated by reference to Exhibit 4.02 of Form S-4 of Great Western Land and Recreation, Inc. filed with the Commission on October 16, 2001)

10.10	Agreement of Sale of Partnership Interest, dated July 8, 2003 between Great Western Land and Recreation, Inc. and Arete Real Estate and Development Co.

10.11	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Torok Partners, L.L.C.

10.12	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Lafayette Financial Services, L.L.C.

10.13	Employment Agreement between Great Western land and Recreation, Inc. and Jay N. Torok dated September 1, 2001 (Incorporated by reference to Exhibit 10.01 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.14	Contribution Agreement by and between Great Western Land and Recreation, Inc., Amortibanc Management, L.C., Amortibanc Investments, L.C., and GWLR, LLC dated as of August 6, 2001 (Incorporated by reference to Exhibit 10.02 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.15	Promissory Note dated January 3, 2002, by and between GWLR Wagon Bow Ranch, LLC and Bank Midwest

E-1

Exhibit
No.

10.16	Secured Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC

10.17	Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC

10.18	Loan Agreement dated June 23, 2000, by and between Willow Spring Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.21 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.19	Great Western Land and Recreation, Inc. Code of Business Ethics

11	Statement RE: Computation of per Share Earnings (Loss)

21	List of Subsidiaries

31.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Ron O’Connor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Ron O’Connor pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

E-2