Form 10KSB/A
period 2003-09-30
GREAT WESTERN LAND RECREATION INC
filed 2004-01-13
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2003.

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________ to_______________.

Commission file number 0-18808

Great Western Land and Recreation, Inc.

(Name of small business issuer as specified in its charter)

Nevada	13-3530765
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5115 N. Scottsdale Road, Suite 101, Scottsdale, AZ	85250
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock outstanding at November 30, 2003 was 20,781,965.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐    No ☒

EXPLANATORY NOTE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

GREAT WESTERN LAND & RECREATION, INC.

FORM 10-KSB/A AMENDMENT NO. 1

FISCAL YEAR ENDED SEPTEMBER 30, 2003

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Great Western Land & Recreation, Inc. (the “Company”) amends the Company’s Annual Report for the fiscal year ended September 30, 2003, originally filed on December 29, 2003 (the “Original Filing”). The Company is filing this amendment due to the change of issuing office of the auditor’s opinion issued by the Company’s independent auditing firm from Fountain Hills, Arizona to Wichita, Kansas. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-KSB/A is not a representation that any statements contained in the Original Filing are true or complete as of any date subsequent to the date of the Original Filing.

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

Wichita, Kansas
November 6, 2003

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN LAND AND RECREATION, INC
Registrant)

Date: January 13, 2004	By /s/ Jay N. Torok

Jay N. Torok
Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jay N. Torok	Chairman of the Board (Principal Executive Officer)	January 13, 2004

Jay N. Torok

/s/ Ron O’Connor	Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)	January 13, 2004

Ron O’Connor

/s/ Roger B. Clark	Director	January 13, 2004

Roger B. Clark

/s/ Daniel Tracy	Director	January 13, 2004

Daniel Tracy

4