Form 10QSB
period 2003-12-31
GREAT WESTERN LAND RECREATION INC
filed 2004-02-12
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x]      Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

[  ]      Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes       [x]       No       [  ]

The number of shares of the registrant’s Common Stock outstanding at January 31, 2004 was 20,885,399.

GREAT WESTERN LAND AND RECREATION, INC.

CONTENTS

PAGE

Part I
Financial Information
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis	14
Item 3. Controls and Procedures	19
Part II
Other Information
Item 1. Legal Proceedings	20
Item 2. Changes in Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21

BUSINESS RISKS AND FORWARD-LOOKING INFORMATION

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003

	(unaudited)
ASSETS
Cash and cash equivalents	$250,052	$1,100,844
Notes receivable	122,397	70,118
Land held for development and sale	9,442,043	9,321,515
Receivable from related entities	45,929	68,080
Property and equipment, net of accumulated depreciation of $49,386 and $42,583 at December 31, 2003 and September 30, 2003, respectively	231,944	201,727
Other	1,046,647	985,046

	$11,139,012	$11,747,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$4,039,312	$4,026,588
Subordinated debt	2,998,909	3,319,684
Payable to related entities	862,184	745,427
Accounts payable and other accrued liabilities	560,717	620,586

Total liabilities	8,461,122	8,712,285
Minority interest	46,843	46,843
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 14,380 issued and outstanding; liquidation value - $719,000	668,629	660,409
Common stock, $0.001 par value; 30,000,000 shares authorized; 20,885,399 and 20,785,399 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively	20,885	20,785
Additional paid-in capital	2,601,978	2,595,298
Accumulated other comprehensive loss	(733)	(733)
Accumulated deficit	(659,712)	(287,557)

Total stockholders’ equity	2,631,047	2,988,202

	$11,139,012	$11,747,330

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,

	2003	2002

Land and lot sales	$288,876	$1,237,203
Cost of land and lot sales	143,304	490,840

Gross profit on sales	145,572	746,363
Operating, selling, general and administrative expense	416,162	569,399

	(270,590)	176,964
Other income (expense)
Interest expense	(97,432)	(116,304)
Interest income	2,099	12,724
Gain on settlement of quepasa.com claim	—	405,750
Other income (expense)	(6,232)	98,738

	(101,565)	400,908

Earnings (loss) before minority interest	(372,155)	577,872
Minority interest	—	(168)

Net earnings (loss)	(372,155)	577,704
Less: preferred stock dividends applicable to the period	(11,815)	(11,815)

Net earnings (loss) available for common stock	$(383,970)	$565,889

Net earnings (loss) per common and common equivalent share Basic and diluted	$(0.02)	$0.03

Weighted average common and common equivalent shares outstanding Basic and diluted	20,852,790	20,785,399

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(unaudited)

						Accumulated
						Other
	Preferred Stock		Common Stock		Additional	compre-		Compre-
					paid-in	hensive	Accumulated	hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	income (loss)

Balance, September 30, 2003	14,380	$660,409	20,785,399	$20,785	$2,595,298	$(733)	$(287,557)	$—
Amortization of discount on preferred stock	—	8,220	—	—	(8,220)	—	—	—
Issuance of common stock in exchange for minority interest and an option to purchase land	—	—	100,000	100	14,900	—	—	—
Net loss	—	—	—	—	—	—	(372,155)	(372,155)

Comprehensive loss for the three months ended December 31, 2003								$(372,155)

Balance, December 31, 2003	14,380	$668,629	20,885,399	$20,885	$2,601,978	$(733)	$(659,712)

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended December 31,

	2003	2002

Cash flows from operating activities
Net earnings (loss)	$(372,155)	$577,704
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,155	5,748
Bad debt expense	—	32,208
Accrued interest expense included in debt	115,340	253,354
Deferred income taxes	—	(12,937)
Accretion of interest income	—	(85,587)
Collection of notes receivable relating to prior years’ sales	795	372,524
Uncollected notes receivable from current year sales	(53,074)	(56,513)
Gain on settlement of quepasa.com claim	—	(405,750)
Minority interests in earnings of consolidated subsidiaries	—	168
Change in operating assets and liabilities:
Land held for development and sale	(120,528)	160,574
Other assets	(46,952)	141,201
Accounts payable and other accrued liabilities	(59,869)	(41,791)
Deferred income	—	(51,037)

Net cash provided by (used in) operating activities	(529,288)	889,866
Cash flows from investing activities
(Increase) decrease in receivable from related entities	22,151	(7,836)
Purchase of property and equipment	(37,021)	(762)

Net cash used in investing activities	(14,870)	(8,598)
Cash flows from financing activities
Issuance of notes payable	103,863	95,482
Payments on notes payable	(148,667)	(667,784)
Increase (decrease) in payable to related entities	116,757	(22,162)
Decrease in subordinated debt	(378,587)	(133,253)

Net cash used in financing activities	(306,634)	(727,717)

Net increase (decrease) in cash and cash equivalents	(850,792)	153,551
Cash and cash equivalents at beginning of period	1,100,844	500,818

Cash and cash equivalents at end of period	$250,052	$654,369

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$10,599	$60,005
Noncash investing and financing activities
Accrued interest capitalized included in debt	57,528	14,178
Common stock issued in exchange for 47.5% minority interest in Firebird Financial, LLC and an option to purchase land	15,000	—
Offset of note payable for quepasa.com claim	—	405,750

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of December 31, 2003 and September 30, 2003 and for the three months ended December 31, 2003 and 2002 include the accounts of Great Western Land and Recreation, Inc. (formerly 1st Realty Investments, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

The Company is engaged principally in the acquisition, development and sale of land located in Houston and College Station Texas, Phoenix and Glendale, Arizona and certain country areas of New Mexico and Arizona. Transactions include both retail and nonretail land sales, depending upon the progress of the development and sub-division process.

On July 23, 2002, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” or the “Agreement”) with Great Western Land and Recreation, Inc., a Delaware corporation (“Great Western Delaware”). Under the Merger Agreement, the Company agreed to undertake a series of transactions the result of which would be the transfer of control of the Company to Amortibanc Investments, LC, (“Amortibanc”), the stockholder of Great Western Delaware, and the merger of Great Western Delaware into the Company (the “Merger”). The Company would be the surviving entity. The transaction also involved the election of new directors of the Company and the amendment of the Company’s Articles of Incorporation to change its name to Great Western Land and Recreation, Inc. The Board of Directors of the Company unanimously approved the Merger Agreement and the other transactions to be undertaken and the holders of a majority of the outstanding stock of the Company approved the transactions in writing on July 25, 2002. On July 23, 2002 the stockholder of Great Western Delaware consented in writing to the Merger Agreement transactions. Under applicable Nevada law, written consent by the holders of a majority of the outstanding stock of the Company to the transactions outlined in the Agreement was sufficient to approve the transactions, without a meeting or vote of all of the stockholders. This transaction became effective on February 20, 2003. Immediately following the merger, former 1st Realty stockholders owned approximately 9% of the Company and Amortibanc owned approximately 91% of the Company (94% assuming the conversion of the preferred stock into common stock).

The Company expects that the Merger will be treated as a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. If the Merger qualifies as a tax-free reorganization, no gain or loss will be recognized for income tax purposes by either the Company or Great Western Delaware as a result of the acquisition. There also should not be any material tax effects to the existing stockholders of the Company as a result of the transaction. However, neither the Company nor Great Western Delaware requested a tax ruling from the Internal Revenue Service with respect to the transaction. Accordingly, the Company can give no assurance that the transaction will qualify as a tax-free reorganization. The Company has accounted for its acquisition of Great Western Delaware as a reverse acquisition, with Great Western Delaware the acquirer and the Company the acquiree for reporting purposes. Prior to September 2000, 1st Realty was a dormant non-operating company. Its operations up to the date of the Merger were solely the result of the series of transactions it entered into with Great Western Delaware. As a result, the assets and liabilities of both companies have been combined at their historical cost. The accompanying financial statements and notes are presented as if the Merger were consummated on October 1, 2002.

The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes as of September 30, 2003 included in Form 10-KSB filed with the SEC on December 29, 2003.

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

NOTE B – NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) less preferred stock dividends applicable to the period by the weighted average common shares outstanding during the period. The 20,785,399 common shares issued and outstanding upon the completion of the Merger are assumed to be outstanding for the three months ended December 31, 2002. Diluted net earnings (loss) per share is the same as basic earnings (loss) per share because the convertible preferred stock and the stock options are anti-dilutive and therefore excluded from the computation.

NOTE C — INVESTMENT IN UNCONSOLIDATED COMPANY

On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette Financial Services (“Lafayette”) for $35,500 in partial payment of a note payable to Lafayette. Lafayette is 50% owned by the Chairman of the Company’s Board of Directors. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at December 31, 2003 the Company owns 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna.

This investment in Laguna is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since the date of acquisition. At December 31, 2003 the Company’s investment balance in Laguna was $-0-. Under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna. Laguna Investments L.L.C. was notified of a capital call for $53,530, which was paid in fiscal 2003. Had Laguna Investments L.L.C. failed to make the required payment, its ownership interest would have been reduced from 25.52% to 24.14%. As a result of this payment, unrecognized equity losses from prior periods were recorded in fiscal 2003 to the extent of the capital call. Unrecognized losses from Laguna as of December 31, 2003 total $213,322.

Summarized unaudited financial information for Laguna is as follows:

December 31,
2003

Current assets	$85,406
Noncurrent assets	8,287,583

Total assets	$8,372,989

Current liabilities	$142,689
Noncurrent liabilities	9,215,397
Members’ capital	(985,097)

$8,372,989

	For the three months ended
	December 31,

	2003	2002

Revenues	$362,997	$369,479
Net loss from continuing operations and net loss	(121,208)	(148,912)

NOTE D – RELATED ENTITIES

Related entity receivables/payables are as follows:

	December 31,	September 30,
	2003	2003

Receivable from related entities
Management Pool, LLC	$20,238	$43,244
Minority investor in Houston Warren Ranch Partners, LLC (1)	17,000	16,625
Other	8,691	8,211

	$45,929	$68,080

Payable to related entities
Minority investors in Glendale Condominiums, LLC (2)	$712,184	$710,885
Lafayette Financial Services (3)	—	34,542
Minority investors in Villa Maria, LLC (4)	150,000	—

	$862,184	$745,427

(1)	The Company has a 55% interest in Houston Warren Ranch Partners, LLC, with Jessica Star Partners, LLC owning the remaining 45%. Jessica Star Partners, LLC is 33% owned by the Chairman of the Company’s Board of Directors. The note receivable bears interest at 10%, with principal and interest due on September 24, 2004.

(2)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $2,663,303 and $2,379,178 at December 31, 2003 and September 30, 2003, respectively, and are included in land held for development and sale in Arizona properties.

(3)	Lafayette Financial Services is 50% owned by the Chairman of the Company’s Board of Directors. This note resulted from the purchase of certain real estate options by the Company in 1999. The note bears interest at prime and is payable in semi-annual installments of $15,760 plus interest. The note was paid in full in October 2003.

(4)	The Company has an 82.5% interest in Villa Maria, LLC, which plans to construct a townhome project in College Station, Texas. The remaining 17.5% is owned by minority investors, consisting of the three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, and is payable quarterly, with principal due at the end of the project. The land for this project is currently under contract.

NOTE E — DEPOSITS

Effective July 8, 2003, in exchange for a $650,000 note payable, the Company acquired land in Stafford, Texas for $125,000 and also agreed to become general partner and to acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The $525,000 paid for Stafford Springs has been accounted for as a deposit pending receipt of final approval of this transaction by HUD, and is included in Other Assets in the accompanying consolidated balance sheet. As of December 31, 2003, HUD approval had not yet been received. The Chairman of the Company’s board of directors also owns 33% of Stafford Springs.

NOTE F — SUBORDINATED DEBT

The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc. The advances are subordinate to the Company’s bank financing and bear interest at 8% to 10%. The interest accrued on these advances has primarily been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination is made by the Company’s management. On October 31, 2003, the Company made a payment of $378,587. The total advances and accrued interest due are $2,998,909 and $3,319,684 at

December 31, 2003 and September 30, 2003 respectively.

NOTE G — COMMITMENTS AND CONTINGENCIES

The Company sold notes receivable with repayment terms of up to 15 years, with recourse upon nonpayment by the debtor of $81,741 and $269,804 during the three months ended December 31, 2003 and 2002, respectively. The remaining balances due, with recourse, of all notes sold are $1,230,385 and $1,157,023 as of December 31, 2003 and September 30, 2003 respectively.

In certain instances, 15% of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance is $210,988 and $200,330 at December 31, 2003 and September 30, 2003, respectively and is included in other assets, net of an allowance established for recourse chargeback of $27,608 at December 31, 2003 and September 30, 2003. When the Company incurs a chargeback, ownership of the original land sold reverts to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. The Company did not receive any chargebacks during the three month periods ended December 31, 2003 and 2002.

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

NOTE H — PREFERRED STOCK

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

As the preferred stock has an increasing dividend rate, the preferred stock was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the preferred stock. This resulted in a discount of $114,071, which is being amortized to additional paid-in capital over the period of increasing dividend rates of the preferred stock. At December 31, 2003, dividends in arrears totaled $7,190, or $0.50 per share.

NOTE I — COMMON STOCK

On October 30, 2003, the Company issued 100,000 shares of common stock in exchange for the 47.5% minority interest in Firebird Financial, LLC, one of the Company’s subsidiaries, and for an option to purchase 80 acres of land in Yavapai County, Arizona.

NOTE J - STOCK OPTION PLAN

The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees who have been with the Company for over five years vest immediately. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in 2002 and 2003 were issued at an exercise price of $0.15 per share, which approximates the fair market value of the Company’s common stock on the date of issuance. Since no public market exists for the Company’s common stock, fair market value is determined by the Board of Directors. At December 31, 2003 options for 1,456,250 shares of common stock were available for issuance under the plan.

The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three months ended December 31, 2003 and 2002.

	Three months ended December 31,

	2003	2002

Net earnings (loss), as reported	$(372,155)	$577,704
Deduct: Total stock-based employee compensation expense determined under fair value based method (1)	(2,679)	(1,132)

Pro forma net earnings (loss)	$(374,834)	$576,572

Net earnings (loss) per share:
Basic and diluted - as reported	$(0.02)	$0.03

Basic and diluted - pro forma	$(0.02)	$0.03

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no volatility or dividends. The expected option life is based on all options being exercised just prior to expiration.

NOTE K — SETTLEMENT OF QUEPASA.COM CLAIM

The Company entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001, in order to induce the Company to amend and extend the original merger agreement, quepasa.com loaned the Company $500,000 (“the loan”). In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. The Company believed that it was entitled to this termination fee, which would result in the loan being deemed paid in full and filed a declaratory judgment action against quepasa.com on that issue. Quepasa.com filed a counterclaim, alleging that it was entitled to the termination fee and seeking to foreclose on the loan. This lawsuit was settled in October 2002. Under the terms of the settlement, the Company retained the termination fee, which resulted in the loan being deemed paid in full, in exchange for a payment by the Company to quepasa.com of $50,000 and the transfer to quepasa.com of 642,000 shares of quepasa.com common stock with a market value of $44,250. The net result was that the Company recognized a gain on the settlement of the claim against quepasa.com of $405,750 during the three months ended December 31, 2002.

NOTE L – RELATED PARTY TRANSACTIONS

In December 2003, the three members of the Company’s Board of Directors invested a total of $150,000 in the form of a subordinated payable in exchange for a 17.5% minority interest in Villa Maria, LLC. The Company currently owns the remaining 82.5% of Villa Maria, LLC, however additional minority investors may be added in the future. Villa Maria, LLC plans to construct Woodland Court, a planned 43-unit townhome project located in College Station, Texas. The land for this project is currently under contract, with the purchase expected to close in February 2004. Interest on the $150,000 balance accrues at 10% per annum, and is payable quarterly, with principal due at the end of the project (see Note D).

NOTE M – SUBSEQUENT EVENT

On January 9, 2004, the Company’s Board of Directors approved an agreement to sell the Willow Springs Ranch near Socorro, New Mexico for $125 per acre, or a total of approximately $5.0 million. Payment will consist of cash, assumption of debt and a note receivable, with the buyer entitled to a discount of up to 3% of the purchase price in exchange for an early payoff of the note receivable. The buyer has a 90-day Inspection Period, during which time the buyer may elect to terminate the agreement if the buyer makes a determination that the property is not acceptable, for any reason in the buyer’s sole discretion. If the buyer makes such a determination, the buyer will be entitled to a refund of all funds it has placed in escrow.

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

We have accounted for our acquisition of Great Western Delaware as a reverse acquisition, with Great Western Delaware the acquirer and 1st Realty the acquiree for reporting purposes. Prior to September 2000, we were a dormant non-operating company. Our current operations are solely the result of the series of transactions we entered into with Great Western Delaware. As a result, the assets and liabilities of both companies have been combined at their historical cost. The accompanying discussion and analysis is presented as if the Merger was consummated on October 1, 2002.

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

On January 9, 2004, our Board of Directors approved an agreement to sell the Willow Springs Ranch near Socorro, New Mexico for $125 per acre, or a total of approximately $5.0 million. Payment will consist of cash, assumption of debt and a note receivable, with the buyer entitled to a discount of up to 3% of the purchase price in exchange for an early payoff of the note receivable. The buyer has a 90-day Inspection Period, during which time the buyer may elect to terminate the agreement if the buyer makes a determination that the property is not acceptable, for any reason in the buyer’s sole discretion. If the buyer makes such a determination, the buyer will be entitled to a refund of all funds it has placed in escrow.

Results of Operations

Three months ended December 31, 2003 (first quarter of fiscal 2004) compared to the three months ended December 31, 2002 (first quarter of fiscal 2003)

Land and lot sales. Land and lot sales decreased $948,327 or 77% to $288,876 in the first quarter of fiscal 2004 from $1,237,203 in the first quarter of fiscal 2003. This decrease was the result of decreases in residential lot sales of $452,982 and a decrease in ranch land sales of $495,345. The decline in residential lot sales reflects the fact that our current projects in Houston are nearing completion. The Wheatstone and Wheatstone III subdivisions were completed and sold out during fiscal 2003. We expect the Coventry subdivision to be sold out by the end of fiscal 2004. However, we expect Woodland Court, a planned 43-unit townhome project located in College Station, Texas, and Warren Ranch, a new residential development in the Houston metro area, to begin generating revenue in the summer and fall of 2004.

The decrease in ranch land sales is primarily due to a $400,000 bulk sale that occurred during the first quarter of fiscal 2003. There were no such bulk sales in the first quarter of fiscal 2004. During the first quarter of fiscal 2004, approximately 80% of our ranch land sales were generated at the Wagon Bow Ranch, near Wikieup Arizona, with the remaining 20% coming from the Willow Springs Ranch, near Socorro, New Mexico. As a result of continued lower than expected sales at the Willow Springs Ranch, we have decided to sell the entire ranch and focus our ranch land sales efforts on the Wagon Bow Ranch. As discussed more fully in “Liquidity and Capital Resources” below, on January 9, 2004, our Board of Directors approved an agreement to sell the Willow Spring Ranch for $125 per acre, or a total of approximately $5.0 million. The sale of the Willow Springs Ranch will allow us to better focus our resources on improving our marketing programs and the quality of our sales force at the Wagon Bow Ranch. We believe that these efforts, along with an improvement in the economy, will lead to increased ranch land sales at the Wagon Bow Ranch.

Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

Cost of land and lot sales. Cost of land and lot sales decreased $347,536, or 71%, to $143,304 in the first quarter of fiscal 2004 from $490,840 in the first quarter of fiscal 2003. As a percentage of land and lot sales, the cost of land and lot sales increased to 50% in the first quarter of fiscal 2004 from 40% in the first quarter of fiscal 2003. This was primarily due to a change in the mix of residential lot sales (the Wheatstone and Wheatstone III subdivisions, which were completed and sold out during fiscal 2003, had higher average gross margins than the Coventry subdivision), and to lower gross margins on ranch land sales, primarily due to lower margins on sales at the Willow Springs Ranch.

Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses decreased $153,237, or 27%, to $416,162 in the first quarter of fiscal 2004 from $569,399 in the first quarter of fiscal 2003. The decrease was primarily due to decreases in professional fees of $81,803, taxes of $34,331, bad debt expense of $32,208 and advertising and promotion of $9,551, partially offset by a $30,006 increase in salaries and a $12,759 increase in insurance costs. Professional fees were unusually high in the first quarter of fiscal 2003 due to activity related to Great Western Delaware’s merger with 1st Realty. Taxes decreased due to lower property and franchise tax liabilities associated with our Houston projects. Bad debt expense in the first quarter of fiscal 2003 was unusually high due to the write-off of notes receivable carried by 1st Realty prior to the merger. Advertising and promotion costs decreased due to changes in our advertising program from television to print and other types of advertising. We believe this is a more effective way to reach our target audience. Salaries increased due to slightly higher staffing levels during the first quarter of fiscal 2004. The increase in insurance costs was due to higher property and liability insurance premiums.

Interest expense. Interest expense decreased $18,872 or 16% to $97,432 in the first quarter of fiscal 2004 from $116,304 in the first quarter of fiscal 2003. The decrease is due to lower average outstanding balances on our loans due to the repayment of principal as lots are sold.

Interest income. Interest income decreased $10,625 to $2,099 in the first quarter of fiscal 2004 from $12,724 in the first quarter of fiscal 2003 due to lower outstanding balances on notes receivable.

Gain on settlement of quepasa.com claim. We entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001, quepasa.com loaned us $500,000 (“the loan”). In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. Under the terms of our settlement with quepasa.com, we retained the termination fee, which resulted in the loan being deemed paid in full, in exchange for a payment to quepasa.com of $50,000 and the transfer to quepasa.com of 642,000 shares of quepasa.com common stock with a market value of $44,250. The net result was that we recognized a gain on the settlement of the claim against quepasa.com of $405,750 during the first quarter of fiscal 2003.

Other income (expense). Other expense was $6,232 in the first quarter of fiscal 2004 compared to other income of $98,738 in the first quarter of fiscal 2003. Other income in the first quarter of fiscal 2003 included a $32,000 gain on the sale of two notes receivable and a $28,817 gain on the sale of a 7.1% interest in Laguna Investments L.L.C. to Lafayette Financial Services (“Lafayette”) in partial payment of a note payable to Lafayette.

Net earnings (loss). Net loss was $372,155 in the first quarter of fiscal 2004 compared to net earnings of $577,704 the first quarter of fiscal 2003. This decrease is primarily due to a $600,791 decrease in gross profit due to lower land sales and a $405,750 decrease in gain on settlement of quepasa.com claim, partially offset by a $153,237 decrease in operating expenses.

Liquidity and Capital Resources

In this section of the management discussion and analysis segment, we are going to discuss:

•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the first three months of fiscal 2004; and

•	our commitments and contractual obligations.

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

We believe that the key factors that could affect sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for land resulting from the recent economic slowdown, competitive pricing pressures; and

•	factors that affect our access to bank financing that could impair our ability to obtain needed financing on acceptable terms to finance the acquisition and development of new projects.

Analysis of cash flows. Cash flow information for the three months ended December 31, 2003 and 2002 follows:

	Three months ended December 31,

	2003	2002

Cash flows from operating activities
Net earnings (loss)	$(372,155)	$577,704
Adjustments to reconcile net earnings (loss) to net cash provided by (used in ) operating activities	70,216	103,215
Change in assets and liabilities	(227,349)	208,947

Net cash provided by (used in) operating activities	(529,288)	889,866
Cash flows from investing activities
(Increase) decrease in receivable from related entities	22,151	(7,836)
Purchase of property and equipment	(37,021)	(762)

Net cash used in investing activities	(14,870)	(8,598)
Cash flows from financing activities
Issuance of notes payable	103,863	95,482
Payments on notes payable	(148,667)	(667,784)
Decrease in payable to related entities	116,757	(22,162)
Decrease in subordinated debt	(378,587)	(133,253)

Net cash used in financing activities	(306,634)	(727,717)

Net increase (decrease) in cash and cash equivalents	(850,792)	153,551
Cash and cash equivalents at beginning of period	1,100,844	500,818

Cash and cash equivalents at end of period	$250,052	$654,369

Cash flow activity for the three months ended December 31, 2003 (first quarter of fiscal 2004). As of December 31, 2003, we had cash and cash equivalents of $250,052, a decrease of $850,792 from the September 30, 2003 balance. This compares to an increase in cash and cash equivalents of $153,551 in the first quarter of fiscal 2003.

Cash flow used in operating activities was $529,288 for the first quarter of fiscal 2004 compared to cash provided by operating activities of $889,866 in the first quarter of fiscal 2003, a decrease of $1,419,154. Factors causing decreased cash flows from operating activities in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 include:

•	A decrease in land and lot sales to $288,876 in the first quarter of fiscal 2004 from $1,237,203 in the first quarter of fiscal 2003;

•	Collections of notes receivable of $795 in the first quarter of fiscal 2004 compared to $372,524 in the first quarter of fiscal 2003. The fiscal 2003 collections were primarily due to the payoff of a $351,666 note related to a bulk sale of land in Houston, Texas;

•	Land held for development and sale increased $120,528 in the first quarter of fiscal 2004 compared to a decrease of $160,574 in the first quarter of fiscal 2003. The increase in fiscal 2004 is primarily due to the capitalization of development costs related to our condominium project in Glendale, Arizona. Construction costs for this project are being funded primarily through a bank loan; and

•	Other assets increased $46,952 in the first quarter of fiscal 2004 compared to a decrease of $141,201 in the first quarter of fiscal 2003. The decrease in the first quarter of fiscal 2003 was primarily due to a $111,782 decrease in interest receivable due to interest payments received on notes receivable.

These were partially offset by the following factors causing increased cash flows:

•	A decrease in cash paid for operating, selling, general and administrative expense to $468,876 in the first quarter of fiscal 2004 compared to $573,234 in the first quarter of fiscal 2003; and

•	The change in deferred income was $0 during the first quarter of fiscal 2004 compared to a decrease of $51,037 in the first quarter of fiscal 2003.

Looking forward, we expect cash flow from operations to remain slow for the next three to six months, and then to improve over the remainder of the year as new projects begin to come on-line.

Net cash used in investing activities was $14,870 in the first quarter of fiscal 2004 compared to $8,598 in the first quarter of fiscal 2003. Receivable from related entities decreased $22,151 in the first quarter of fiscal 2004 compared to an increase of $7,836 in the first quarter of fiscal 2003. We purchased $37,021 of property and equipment in the first quarter of fiscal 2004 compared to $762 in the first quarter of fiscal 2003. We are not planning any significant purchases of property and equipment for the remainder of the fiscal year.

Net cash used in financing activities was $306,634 in the first quarter of fiscal 2004 compared to $727,717 in the first quarter of fiscal 2003. During the first quarter of fiscal 2004, additional borrowings totaled $103,863 compared to $95,482 in the first quarter of fiscal 2003. The borrowings in fiscal 2004 consisted primarily of draws on a construction loan for the development of our condominium project in Glendale, Arizona. Construction on Phase I of the Glendale project is expected to continue through the December of 2004, with sales beginning in March 2004. Payments on notes payable totaled $148,667 in the first quarter of fiscal 2004 compared to $667,784 in the first quarter of fiscal 2003. Principal payments on our notes are made primarily through the payment of release prices as lots are sold.

Payable to related entities increased $116,757 during the first quarter of fiscal 2004 compared to a decrease of $22,162 in the first quarter of fiscal 2003. The increase in the first quarter of fiscal 2004 was due because the three members of our Board of Directors invested $150,000 in the form of a subordinated note payable in exchange for a 17.5% minority interest in Villa Maria, LLC. We currently own the remaining 82.5% of Villa Maria, LLC, however additional minority investors may be added in the future. Villa Maria, LLC plans to construct Woodland Court, a planned 43-unit townhome project located in College Station, Texas. The land for this project is currently under contract, with the purchase expected to close in February 2004. Interest on the $150,000 balance accrues at 10% per annum, and is payable quarterly, with principal due at the end of the project.

Subordinated debt decreased $378,587 in the first quarter of fiscal 2004, compared to a decrease of $133,253 in the first quarter of fiscal 2003.

Contractual obligations. Our long-term debt includes notes payable of $4,039,312 and subordinated debt of $2,998,909. Other than two vehicle loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. Included in notes payable is a $500,454 loan used to purchase 480 acres of land in the Houston metro area for a new subdivision. This loan is due in April 2004. It is our intent to refinance this loan with a development loan for the project. We have received a commitment from a bank for the development loan, which is expected to close in February. In addition, our construction loan for a condominium project in Glendale, Arizona requires cash contributions by the Company each time construction on a new building is started. As of December 31, 2003, construction on one 8-unit building has been started. The remaining five buildings in this phase of the project are expected to begin construction at various dates through the summer of 2004.

Payments on the subordinated debt are made only when cash flow from a land sale, after payment of bank debt, exceeds our operating cash requirements. This determination is made by our management. On October 1, 2003, we made a payment of $378,587. On June 28, 2002, our majority stockholder contributed an additional $719,000 of capital to the Company through the conversion of subordinated debt to preferred stock. The preferred stock is convertible into shares of our common stock, and has a cumulative dividend, payable semi-annually. The dividend rate is 0% for the first year from the date of issuance, and escalates each year until it reaches 7% in the sixth year from the date of issuance.

In the normal course of our business, we have also entered into various operating leases for equipment and vehicles.

Our primary future cash needs, both in the short term and in the long term will focus on funding operating expenses, financing the acquisition and development of new projects and paying debt service. During the first quarter of fiscal 2004, cash generated by land and lot sales was not sufficient to pay our operating expenses. To meet our cash flow needs during the remainder of fiscal 2004 it will be necessary to supplement the land and lot sales with bulk sales of ranch property, refinancings to take advantage of the equity that has accumulated in the land that we own, or sales of one or more of our notes receivable. Additional borrowings will also be needed to finance our new projects. On January 9, 2004, our Board of Directors approved an agreement to sell the Willow Springs Ranch near Socorro, New Mexico for $125 per acre, or a total of approximately $5.0 million. Payment will consist of cash, assumption of debt and a note receivable, with the buyer entitled to a discount of up to 3% of the purchase price in exchange for an early payoff of the note receivable. The buyer has a 90-day Inspection Period, during which time the buyer may elect to terminate the agreement if the buyer makes a determination that the property is not acceptable, for any reason in the buyer’s sole discretion. If the buyer makes such a determination, the buyer will be entitled to a refund of all funds it has placed in escrow.

Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances, proceeds from bulk sales of property or the sale of one or more notes receivable, along with refinancings and borrowings from banks and other financial institutions will generate sufficient cash to fund our operating and cash flow needs for the next twelve months. To the extent that actual results or events differ from our financial projections, our liquidity may be adversely affected.

We project that our capital expenditures for property and development will be approximately $10.4 million over the next twelve months, but that only a portion of that amount will need to be funded internally. The remainder will be borrowed from banks and other financial institutions. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.

We hold $122,397 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 9.5% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances. As of December 31, 2003, there were no delinquencies on any of these notes receivable.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     We are not a party to any pending legal proceedings other than routine litigation incidental to our business, and to the best of our knowledge, no other litigation against us has been threatened.

Item 2. Changes in Securities and Use of Proceeds

We have not materially modified the instruments defining the rights of our security holders during the reporting period.

On October 30, 2003, we issued 100,000 shares of common stock in exchange for the 47.5% minority interest in Firebird Financial, LLC, one of our subsidiaries, and for an option to purchase 80 acres of land in Yavapai County, Arizona. The common stock was issued pursuant to exemptions available under Sections 4(2) or 4(6) of the Securities Act of 1933, as amended (the “Act”) and has not been registered under the Act or under the securities laws of any state. These securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Act and the applicable state securities laws, pursuant to registration or exemption therefrom.

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

None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)

Date: February 12, 2004	By	/s/ Ron O’Connor

Ron O’Connor, Senior Vice President and Chief
Financial Officer (Duly Authorized Officer and
Principal Financial Officer)