Form 10QSB
period 2004-06-30
GREAT WESTERN LAND RECREATION INC
filed 2004-08-13
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

7373 N. Scottsdale Road, Suite C-140
Scottsdale, AZ 85253
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

Yes   ☒    No    ☐

The number of shares of the registrant’s Common Stock outstanding at July 31, 2004 was 20,885,399.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003
	(unaudited)
ASSETS
Cash and cash equivalents	$537,104	$1,100,844
Notes receivable	143,375	70,118
Land held for development and sale	12,709,492	9,321,515
Receivable from related entities	49,622	68,080
Property and equipment, net of accumulated depreciation of $62,785 and $42,583 at June 30, 2004 and September 30, 2003, respectively	186,545	201,727
Other	1,002,386	985,046

	$14,628,524	$11,747,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$6,593,200	$4,026,588
Subordinated debt	3,183,589	3,319,684
Payable to related entities	900,309	745,427
Accounts payable and other accrued liabilities	1,066,736	620,586

Total liabilities	11,743,834	8,712,285
Minority interest	31,229	46,843
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 22,580 and 14,380 shares issued and outstanding at June 30, 2004 and September 30, 2003 respectively; 20,000 additional shares issued, held by a subsidiary and reported as treasury shares at June 30, 2004; liquidation value - $1,539,000 at June 30, 2004	1,374,821	660,409
Common stock, $0.001 par value; 30,000,000 shares authorized; 20,885,399 and 20,785,399 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	20,885	20,785
Additional paid-in capital	2,574,367	2,595,298
Accumulated other comprehensive loss	(733)	(733)
Accumulated deficit	(1,115,879)	(287,557)

Total stockholders’ equity	2,853,461	2,988,202

	$14,628,524	$11,747,330

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Land and lot sales	$628,153	$879,587	$1,437,776	$2,811,380
Cost of land and lot sales	307,751	450,217	666,368	1,316,414

Gross profit on sales	320,402	429,370	771,408	1,494,966
Operating, selling, general and administrative expense	410,070	307,949	1,233,135	1,393,692

	(89,668)	121,421	(461,727)	101,274
Other income (expense)
Interest expense	(163,882)	(163,784)	(375,621)	(458,321)
Interest income	1,173	34,782	5,570	82,608
Equity in losses of unconsolidated company	—	—	—	(53,530)
Gain on settlement of quepasa.com claim	—	—	—	405,750
Other income	10,900	84,134	5,506	175,509

	(151,809)	(44,868)	(364,545)	152,016

Earnings (loss) before minority interest	(241,477)	76,553	(826,272)	253,290
Minority interest	—	—	—	(2,040)

Net earnings (loss)	(241,477)	76,553	(826,272)	251,250
Less: preferred stock dividends applicable to the period	(25,036)	(11,815)	(48,666)	(35,445)

Net earnings (loss) available for common stock	$(266,513)	$64,738	$(874,938)	$215,805

Net earnings (loss) per common and common equivalent share
Basic and diluted	$(0.01)	$—	$(0.04)	$0.01

Weighted average common and common equivalent shares outstanding
Basic and diluted	20,885,399	20,785,399	20,874,450	20,785,399

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(unaudited)

						Accumulated
						other
	Preferred Stock		Common Stock		Additional paid-in	compre- hensive	Accumulated	Compre- hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	loss
Balance, September 30, 2003	14,380	$660,409	20,785,399	$20,785	$2,595,298	$(733)	$(287,557)	$—
Issuance of preferred stock in exchange for land	8,200	678,581	—	—	—	—	—	—
Issuance of preferred stock to subsidiary and reported as treasury stock	20,000	1,000,000	—	—	—	—	—	—
Preferred stock held by subsidiary and reported as treasury stock	(20,000)	(1,000,000)	—	—	—	—	—	—
Amortization of discount on preferred stock	—	35,831	—	—	(35,831)	—	—	—
Issuance of common stock in exchange for minority interest and an option to purchase land	—	—	100,000	100	14,900	—	—	—
Payment of dividends on preferred stock	—	—	—	—	—	—	(2,050)	—
Net loss	—	—	—	—	—	—	(826,272)	(826,272)

Comprehensive loss for the nine months ended June 30, 2004								$(826,272)

Balance, June 30, 2004	22,580	$1,374,821	20,885,399	$20,885	$2,574,367	$(733)	$(1,115,879)

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2004	2003
Cash flows from operating activities
Net earnings (loss)	$(826,272)	$251,250
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,815	23,578
Bad debt expense	—	31,675
Accrued interest expense included in debt	320,924	557,695
Deferred income taxes	—	(12,937)
Accretion of interest income	—	(88,187)
Collection of notes receivable relating to prior years’ sales	1,868	429,505
Uncollected notes receivable from current year sales	(75,125)	(104,186)
Loss on disposal of property and equipment	—	9,756
Equity in losses of unconsolidated company	—	53,530
Gain on settlement of quepasa.com claim	—	(405,750)
Minority interests in earnings of consolidated subsidiaries	—	2,040
Change in operating assets and liabilities:
Land held for development and sale	(2,593,956)	(385,008)
Other assets	(13,951)	104,620
Accounts payable and other accrued liabilities	446,150	179,837
Deferred income	—	(51,037)

Net cash provided by (used in) operating activities	(2,708,547)	596,381
Cash flows from investing activities
Collection of receivable from related entities	18,458	20,126
Investment in unconsolidated company	—	(53,530)
Purchase of property and equipment	(45,022)	(4,933)
Proceeds from sales of property and equipment	40,000	—

Net cash provided by (used in) investing activities	13,436	(38,337)
Cash flows from financing activities
Issuance of notes payable	4,160,649	634,900
Payments on notes payable	(1,803,523)	(1,370,502)
Issuance of note payable to related entities	150,000	—
Increase (decrease) in payable to related entities	4,882	(22,162)
Decrease in subordinated debt	(378,587)	(133,253)
Payment of dividends on preferred stock	(2,050)	—

Net cash provided by (used in) financing activities	2,131,371	(891,017)

Net decrease in cash and cash equivalents	(563,740)	(332,973)
Cash and cash equivalents at beginning of period	1,100,844	500,818

Cash and cash equivalents at end of period	$537,104	$167,845

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$64,660	$111,603
Noncash investing and financing activities
Accrued interest capitalized included in debt	61,054	14,178
Transfer of Wagon Bow ranch land in exchange for minority interest in Houston Warren Ranch LLC	15,614	—
Transfer of Wagon Bow ranch land in exchange for minority interest in Willow Springs Ranch, LLC and a reduction in the payable to minority investors	—	134,962
Preferred stock issued in exchange for land in Houston, Texas	678,581	—
Common stock issued in exchange for 47.5% minority interest in Firebird Financial, LLC and an option to purchase land	15,000	—
Subordinated debt issued in exchange for land in College Station, Texas	70,000
Offset of note payable for quepasa.com claim	—	405,750

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of June 30, 2004 and September 30, 2003 and for the three month and nine month periods ended June 30, 2004 and 2003 include the accounts of Great Western Land and Recreation, Inc. (formerly 1st Realty Investments, Inc.) and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

The Company is engaged principally in the acquisition, development and sale of land located in Houston and College Station, Texas, Phoenix and Glendale, Arizona and certain country areas of New Mexico and Arizona. Transactions include both retail and nonretail land sales, depending upon the progress of the development and sub-division process.

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

NOTE B – PRO FORMA INFORMATION

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three month and nine month periods ended June 30, 2004 and 2003.

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net earnings (loss)	$(241,477)	$76,553	$(826,272)	$251,250
Deduct: Total stock-based employee compensation expense determined under fair value based method (1)	(3,274)	(2,496)	(8,266)	(5,603)

Pro forma net earnings (loss)	$(244,751)	$74,057	$(834,538)	$245,647

Net earnings (loss) per share:
Basic and diluted - as reported	$(0.01)	$0.00	$(0.04)	$0.01

Basic and diluted - pro forma	$(0.01)	$0.00	$(0.04)	$0.01

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no volatility or dividends. The expected option life is based on all options being exercised just prior to expiration.

NOTE C – NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed by dividing net earnings (loss) less preferred stock dividends applicable to the period by the weighted average common shares outstanding during the period. The 20,785,399 common shares issued and outstanding upon the completion of the Merger are assumed to be outstanding for the three month and nine month periods ended June 30, 2003. Diluted net earnings (loss) per share is the same as basic earnings (loss) per share because the convertible preferred stock and the stock options are either anti-dilutive or have no impact and therefore are excluded from the computation.

NOTE D – INVESTMENT IN UNCONSOLIDATED COMPANY

On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette Financial Services (“Lafayette”) for $35,500 in partial payment of a note payable to Lafayette. Lafayette is 50% owned by the Chairman of the Company’s Board of Directors. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at June 30, 2004 the Company owns 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna.

This investment in Laguna is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since the date of acquisition. At June 30, 2004 the Company’s investment balance in Laguna was $-0-. Under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna. A capital call for $53,530 was paid in fiscal 2003. Had Laguna Investments L.L.C. failed to make the required payment, its ownership interest would have been reduced from 25.52% to 24.14%. As a result of this payment, unrecognized equity losses from prior periods were recorded in fiscal 2003 to the extent of the capital call. Unrecognized losses from Laguna as of June 30, 2004 total $275,248.

Summarized unaudited financial information for Laguna is as follows:

June 30,
2004
Current assets	$25,766
Noncurrent assets	8,033,648

Total assets	$8,059,414

Current liabilities	$173,907
Noncurrent liabilities	9,161,066
Members’ capital	(1,275,559)

$8,059,414

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$354,541	$376,742	$1,067,963	$1,144,074
Net loss from continuing operations and net loss	(131,176)	(107,783)	(411,670)	(417,607)

NOTE E – RELATED ENTITIES

Related entity receivables/payables are as follows:

	June 30,	September 30,
	2004	2003
Receivable from related entities
Management Pool, LLC	$20,238	$43,244
Minority investor in Houston Warren Ranch Partners, LLC (1)	17,750	16,625
Other	11,634	8,211

	$49,622	$68,080

Payable to related entities
Minority investors in Glendale Condominiums, LLC (2)	$742,184	$710,885
Minority investors in Villa Maria, LLC (3)	158,125	—
Lafayette Financial Services (4)	—	34,542

	$900,309	$745,427

(1)	The Company has a 70% interest in Houston Warren Ranch Partners, LLC, with Jessica Star Partners, LLC owning the remaining 30%. Jessica Star Partners, LLC is 50% owned by the Chairman of the Company’s Board of Directors. The note receivable bears interest at 10%, with principal and interest due on September 24, 2004.

(2)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from two trusts, who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land and development costs for this project total $3,342,641 and $2,379,178 at June 30, 2004 and September 30, 2003, respectively, and are included in land held for development and sale.

(3)	The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a townhome project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of the three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.

(4)	Lafayette Financial Services is 50% owned by the Chairman of the Company’s Board of Directors. This note resulted from the purchase of certain real estate options by the Company in 1999. The note bears interest at prime and is payable in semi-annual installments of $15,760 plus interest. The note was paid in full in October 2003.

NOTE F — DEPOSITS

Effective July 8, 2003, in exchange for a $650,000 note payable, the Company acquired land in Stafford, Texas for $125,000 and also agreed to become general partner and to acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The $525,000 paid for Stafford Springs has been accounted for as a deposit pending receipt of final approval of this transaction by HUD, and is included in Other Assets in the accompanying consolidated balance sheet. As of June 30, 2004, HUD approval had not yet been received. The Chairman of the Company’s Board of Directors also owns 33% of Stafford Springs.

NOTE G — SUBORDINATED DEBT

The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has primarily been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court townhome project, the outstanding balance may not be less than $3,000,000. On October 1, 2003, the Company made a payment of $378,587. The total advances and accrued interest due are $3,112,714 and $3,319,684 at June 30, 2004 and September 30, 2003 respectively.

Also included in subordinated debt is a note payable related to the purchase of land in College Station, Texas for the Woodland Court townhome project. The note bears interest at 5.0% and is subordinate to other loans on this property. Principal on the note is due on April 1, 2009, with interest payments due quarterly. The balance due on this note, including accrued interest, is $70,875 at June 30, 2004.

NOTE H — COMMITMENTS AND CONTINGENCIES

The Company sold notes receivable with repayment terms of up to 15 years, with recourse upon nonpayment by the debtor of $328,527 and $493,963 during the nine months ended June 30, 2004 and 2003, respectively. The remaining balances due, with recourse, of all notes sold are $1,348,279 and $1,157,023 as of June 30, 2004 and September 30, 2003 respectively.

In certain instances, 15% of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance is $238,067 and $200,330 at June 30, 2004 and September 30, 2003, respectively and is included in other assets, net of an allowance established for recourse chargeback of $34,436 and $27,608 at June 30, 2004 and September 30, 2003, respectively. When the Company incurs a chargeback, ownership of the original land sold reverts to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the nine months ended June 30, 2004, the Company was notified of two chargebacks, totaling $53,214. During the nine months ended June 30, 2003, the Company was notified of two chargebacks, totaling $61,600.

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

NOTE I — PREFERRED STOCK

The Company has authorized three series of preferred stock: Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), Series B Cumulative Convertible Preferred Stock (“Series B Preferred”) and Series C Cumulative Convertible Preferred Stock (“Series C Preferred”). As of June 30, 2004, there are 14,380 shares of Series A Preferred and 8,200 shares of Series C Preferred issued and outstanding. As of June 30, 2004, 20,000 shares of Series B Preferred have been issued and are held by a subsidiary of the Company.

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

As the Series A Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $114,071, which is being amortized to additional paid-in capital over the period of increasing dividend rates of the stock. The balance of the Series A Preferred (net of unamortized discount) was $685,069 and $660,409 at June 30, 2004 and September 30, 2003, respectively. At June 30, 2004, dividends in arrears totaled $14,380, or $1.00 per share.

Series B Preferred Stock

Effective June 1, 2004, the company issued 20,000 shares of Series B Preferred with a liquidation value of $1,000,000 to Houston Warren Ranch Partners, LLC, a majority-owned subsidiary of the Company. The Series B Preferred was then pledged by Houston Warren Ranch Partners, LLC as collateral on a loan. The Series B Preferred ranks junior to the Series A Preferred, but is senior to the Series C Preferred, and is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. The Series B Preferred has a cumulative dividend, payable semi-annually at the following rates:

First year from the date of issuance	2.0% per annum
Second year from the date of issuance	3.0% per annum
Third year from the date of issuance	3.5% per annum
Thereafter	4.0% per annum

As a majority-owned subsidiary of the Company, the accounts of Houston Warren Ranch Partners, LLC are included in the accompanying consolidated financial statements. Accordingly, the shares of Series B Preferred owned by Houston Warren Ranch Partners, LLC are reported as treasury shares in the accompanying consolidated balance sheet.

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

As the Series C Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $141,419, which is being amortized to additional paid-in capital over the period of increasing dividend rates of the stock. The balance of the Series C Preferred was $689,752 June 30, 2004. There were no dividends in arrears at June 30, 2004.

NOTE J – COMMON STOCK

On October 30, 2003, the Company issued 100,000 shares of common stock in exchange for the 47.5% minority interest in Firebird Financial, LLC, one of the Company’s subsidiaries, and for an option to purchase 80 acres of land in Yavapai County, Arizona.

NOTE K – STOCK OPTION PLAN

The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees who have been with the Company for over five years vest immediately. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in 2002 and 2003 were issued at an exercise price of $0.15 per share, which approximated the fair market value of the Company’s common stock on the date of issuance. Since no public market existed for the Company’s common stock at that time, fair market value was determined by the Board of Directors. At June 30, 2004 options for 1,937,500 shares of common stock were available for issuance under the plan. Additional information with respect to stock option plan activity is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
October 1, 2003	2,043,750	$0.18
Grants	100,000	0.45
Cancellations	(581,250)	0.19

June 30, 2004	1,562,500	$0.19

NOTE L — INCOME TAXES

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets that are not expected to be recovered from future operations. During the three and nine month periods ended June 30, 2004, the valuation allowance was increased to account for the net operating loss during the periods. As a result, there is no income tax expense for the three and nine month periods ended June 30, 2004.

NOTE M — SETTLEMENT OF QUEPASA.COM CLAIM

The Company entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001, in order to induce the Company to amend and extend the original merger agreement, quepasa.com loaned the Company $500,000 (“the loan”). In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. The Company believed that it was entitled to this termination fee, which would result in the loan being deemed paid in full and filed a declaratory judgment action against quepasa.com on that issue. Quepasa.com filed a counterclaim, alleging that it was entitled to the termination fee and seeking to foreclose on the loan. This lawsuit was settled in October 2002. Under the terms of the settlement, the Company retained the termination fee, which resulted in the loan being deemed paid in full, in exchange for a payment by the Company to quepasa.com of $50,000 and the transfer to quepasa.com of 642,000 shares of quepasa.com common stock with a market value of $44,250. The net result was that the Company recognized a gain on the settlement of the claim against quepasa.com of $405,750 during the nine months ended June 30, 2003.

NOTE N — RELATED PARTY TRANSACTIONS

In December 2003, the three members of the Company’s Board of Directors invested a total of $150,000 in exchange for a subordinated note payable from Villa Maria, LLC and a 17.5% minority interest in Villa Maria, LLC. The Company currently owns the remaining 82.5% of Villa Maria, LLC, together with a subordinated payable. Villa Maria, LLC is constructing Woodland Court, a planned 43-unit townhome project located in College Station, Texas. Interest on the $150,000 balance accrues at 10% per annum, with principal and interest due at the end of the project (see Note E). The Company believes that the terms of the subordinated note payable are at least as good as it could have obtained through arms-length negotiations.

In March 2004, the Chairman of the Company’s Board of Directors made two non-interest bearing loans to the Company totaling $32,000. As of June 30, 2004, one of these loans, totaling $15,000 remained outstanding.

NOTE O — SALE OF WILLOW SPRINGS RANCH

On January 9, 2004, the Company’s Board of Directors approved an agreement to sell the Willow Springs Ranch near Socorro, New Mexico for $125 per acre, or a total of approximately $4.7 million. Payment will consist of cash, assumption of debt and a note receivable, with the buyer entitled to a discount of up to 3% of the purchase price in exchange for an early payoff of the note receivable. The buyer had an inspection period that ended on June 21, 2004, with closing to occur within 60 days after the end of the inspection period. At June 30, 2004, the carrying value of the Willow Springs Ranch was approximately $4.0 million.

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

We acquire, develop, market, sell and finance residential and recreational property in the southwestern United States, with approximately 48,000 acres in various stages of development. Our properties are located in Houston and College Station Texas, Phoenix and Glendale Arizona and certain country areas of New Mexico and Arizona, and consist of a variety of lifestyle choices including townhomes and condominiums for first-time homebuyers, vacant lots for commercial homebuilders and ranch lots for those seeking recreational and investment properties. Over the years, we have developed a number of subdivision projects in the Houston area, with additional subdivision projects currently in various stages of development. Subdivided residential lots are marketed principally to builders seeking to build homes in quality residential settings in the low- to mid-price range. Our ranch properties are marketed to purchasers seeking a long-term investment in up-scale vacant ranch land, with occasional bulk sales also occurring. In addition, we engage in ranching and agricultural activities on some of our properties until the properties are either developed or sold. These activities include the planting of tree farms, the ownership of a modest cattle herd on one of our ranches and the leasing of another ranch property for cattle grazing. As an additional marketing incentive to customers for our recreational land, we offer financing on individual purchases of ranch lots. The majority of these loans are then sold to third parties.

On January 9, 2004, our Board of Directors approved an agreement to sell the Willow Springs Ranch near Socorro, New Mexico for $125 per acre, or a total of approximately $4.7 million. Payment will consist of cash, assumption of debt and a note receivable, with the buyer entitled to a discount of up to 3% of the purchase price in exchange for an early payoff of the note receivable. The buyer had an inspection period that ended on June 21, 2004, with closing to occur within 60 days after the end of the inspection period

Results of Operations

Three months ended June 30, 2004 (third quarter of fiscal 2004) compared to the three months ended June 30, 2003 (third quarter of fiscal 2003)

Land and lot sales. Land and lot sales decreased $251,434 or 29% to $628,153 in the third quarter of fiscal 2004 from $879,587 in the third quarter of fiscal 2003. This decrease was the result of decreases in residential lot sales of $434,207 partially offset by increases in ranch land sales of $182,773. The decline in residential lot sales reflects the fact that our current projects in Houston are nearing completion. The Wheatstone and Wheatstone III subdivisions were completed and sold out during fiscal 2003. We expect the Coventry subdivision to be sold out early in fiscal 2005. However, we expect Woodland Court, a planned 43-unit townhome project located in College Station, Texas, to begin generating revenue in the fall of 2004. In addition, Mallard Crossing and Westchester Lakes, two new large residential developments in the Houston metro area, are expected to begin generating revenue in 2005.

The increases in ranch land sales occurred at both the Wagon Bow Ranch, near Wikieup, Arizona and at the Willow Springs Ranch, near Socorro, New Mexico. During the third quarter of fiscal 2004, approximately 52% of our ranch land sales were generated at the Wagon Bow Ranch, with the remaining 48% coming from the Willow Springs Ranch. Gross margins are significantly higher at the Wagon Bow Ranch due to higher average per-acre selling prices. As a result of continued lower than expected sales at the Willow Springs Ranch, we have decided to sell the entire ranch and focus our ranch land sales efforts on the Wagon Bow Ranch. As discussed more fully in “Liquidity and Capital Resources” below, on January 9, 2004, our Board of Directors approved an agreement to sell the Willow Springs Ranch for $125 per acre, or a total of approximately $4.7 million. The sale of the Willow Springs Ranch will allow us to better focus our resources on improving our marketing programs and the quality of our sales force at the Wagon Bow Ranch. We believe that these efforts, along with an improvement in the economy, will lead to increased ranch land sales at the Wagon Bow Ranch.

Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

Cost of land and lot sales. Cost of land and lot sales decreased $142,466, or 32%, to $307,751 in the third quarter of fiscal 2004 from $450,217 in the third quarter of fiscal 2003. As a percentage of land and lot sales, the cost of land and lot sales decreased to 49% in the third quarter of fiscal 2004 from 51% in the third quarter of fiscal 2003. This was primarily due to a change in the mix of sales, with a higher percentage of our sales coming from ranch land sales during the third quarter of fiscal compared to the third quarter of fiscal 2003. Ranch land sales historically have had significantly higher gross margins than residential lot sales.

Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses increased $102,121, or 33%, to $410,070 in the third quarter of fiscal 2004 from $307,949 in the third quarter of fiscal 2003. The increase was primarily due to increases in professional fees of $85,251 and salaries of $25,408, partially offset by a $15,128 decrease in filing fees. Professional fees were unusually low in the third quarter of fiscal 2003, returning to a more typical level in the third quarter of fiscal 2004. In addition, professional fees in the third quarter of fiscal 2004 included legal and consulting fees related to the sale of the Willow Springs Ranch discussed above. Salaries increased due to slightly higher staffing levels this year. Filing fees were unusually high during the third quarter of fiscal 2003 due to costs related to the Merger between Great Western Delaware and 1st Realty.

Interest expense. Interest expense increased $98 to $163,882 in the third quarter of fiscal 2004 from $163,784 in the third quarter of fiscal 2003.

Interest income. Interest income decreased $33,609 to $1,173 in the third quarter of fiscal 2004 from $34,782 in the third quarter of fiscal 2003 due to lower outstanding balances on notes receivable.

Other income. Other income was $10,900 in the third quarter of fiscal 2004 compared to $84,134 in the third quarter of fiscal 2003. Other income in the third quarter of fiscal 2003 included $50,192 in life insurance proceeds.

Net earnings (loss). Net loss was $241,477 in the third quarter of fiscal 2004 compared to net earnings of $76,553 the third quarter of fiscal 2003. This decrease is primarily due to a $108,968 decrease in gross profit due to lower land sales, an increase in operating expenses primarily due to an increase in professional fees, and decreases in interest income and other income.

Nine months ended June 30, 2004 (first nine months of fiscal 2004) compared to the nine months ended June 30, 2003 (first nine months of fiscal 2003)

Land and lot sales. Land and lot sales decreased $1,373,604 or 49% to $1,437,776 in the first nine months of fiscal 2004 from $2,811,380 in the first nine months of fiscal 2003. This decrease was the result of decreases in residential lot sales of $1,331,551 and a decrease in ranch land sales of $42,053. The decline in residential lot sales reflects the fact that our current projects in Houston are nearing completion. The Wheatstone and Wheatstone III subdivisions were completed and sold out during fiscal 2003. We expect the Coventry subdivision to be sold out early in fiscal 2005. However, we expect Woodland Court, a planned 43-unit townhome project located in College Station, Texas, to begin generating revenue in the fall of 2004. In addition, Mallard Crossing and Westchester Lakes, two new large residential developments in the Houston metro area, are expected to begin generating revenue in 2005.

The decrease in ranch land sales is primarily due to a $400,000 bulk sale that occurred during the first nine months of fiscal 2003. There were no such bulk sales in the first nine months of fiscal 2004. Excluding the bulk sale, ranch land sales increased at both the Wagon Bow Ranch, near Wikieup, Arizona and at the Willow Springs Ranch, near Socorro, New Mexico. However, during the first nine months of fiscal 2004, approximately 69% of our ranch land sales were generated at the Wagon Bow Ranch, with the remaining 31% coming from the Willow Springs Ranch. Gross margins are also significantly higher at the Wagon Bow Ranch due to higher average per-acre selling prices. As a result of continued lower than expected sales at the Willow Springs Ranch, we have decided to sell the entire ranch and focus our ranch land sales efforts on the Wagon Bow Ranch. As discussed more fully in “Liquidity and Capital Resources” below, on January 9, 2004, our Board of Directors approved an agreement to sell the Willow Springs Ranch for $125 per acre, or a total of approximately $4.7 million. The sale of the Willow Springs Ranch will allow us to better focus our resources on improving our marketing programs and the quality of our sales force at the Wagon Bow Ranch. We believe that these efforts, along with an improvement in the economy, will lead to increased ranch land sales at the Wagon Bow Ranch.

Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

Cost of land and lot sales. Cost of land and lot sales decreased $650,046, or 49%, to $666,368 in the first nine months of fiscal 2004 from $1,316,414 in the first nine months of fiscal 2003. As a percentage of land and lot sales, the cost of land and lot sales decreased slightly, to 46% in the first nine months of fiscal 2004 from 47% in the first nine months of fiscal 2003. This was primarily due to a change in the mix of sales, with a higher percentage of our sales coming from ranch land sales during the first nine months of fiscal compared to the first nine months of fiscal 2003. Ranch land sales historically have had significantly higher gross margins than residential lot sales. This was offset by a decrease in gross margins on residential lot sales due to the completion of the Wheatstone and Wheatstone II subdivisions, which generated higher gross margins than the Coventry subdivision, which is still active.

Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses decreased $160,557, or 12%, to $1,233,135 in the first nine months of fiscal 2004 from $1,393,692 in the first nine months of fiscal 2003. The decrease was primarily due to decreases in professional fees of $39,606, taxes of $53,349, bad debt expense of $46,175 and printing and reproduction of $23,696, partially offset by a $40,823 increase in insurance costs. Professional fees and printing and reproduction costs were unusually high in the first nine months of fiscal 2003 due to activity related to Great Western Delaware’s merger with 1st Realty. Taxes decreased due to lower property and franchise tax liabilities associated with our Houston projects. Bad debt expense in the first nine months of fiscal 2003 was unusually high due to the write-off of notes receivable carried by 1st Realty prior to the Merger. The increase in insurance costs was due to our instituting director and officer liability coverage this year as well as slightly higher property and liability insurance premiums.

Interest expense. Interest expense decreased $82,700 or 18% to $375,621 in the first nine months of fiscal 2004 from $458,321 in the first nine months of fiscal 2003. The decrease is due to lower average outstanding balances on our loans due to the repayment of principal as lots are sold.

Interest income. Interest income decreased $77,038 to $5,570 in the first nine months of fiscal 2004 from $82,608 in the first nine months of fiscal 2003 due to lower outstanding balances on notes receivable.

Equity in losses of unconsolidated company. Equity in losses of unconsolidated company (Laguna) was $0 in the first nine months of fiscal 2004 compared to $53,530 in the first nine months of fiscal 2003. Due to losses experienced by Laguna in prior years, our investment in Laguna had been written down to $0. However, under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna at Arrowhead Apartments L.L.C. An additional capital call, for $53,530, was paid during the first nine months of fiscal 2003. As a result of this payment, unrecognized equity losses from prior periods were recorded to the extent of the capital call. There have been no such capital calls during the first nine months of fiscal 2004.

Gain on settlement of quepasa.com claim. We entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001, quepasa.com loaned us $500,000 (“the loan”). In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. Under the terms of our settlement with quepasa.com, we retained the termination fee, which resulted in the loan being deemed paid in full, in exchange for a payment to quepasa.com of $50,000 and the transfer to quepasa.com of 642,000 shares of quepasa.com common stock with a market value of $44,250. The net result was that we recognized a gain on the settlement of the claim against quepasa.com of $405,750 during the first nine months of fiscal 2003.

Other income. Other income was $5,506 in the first nine months of fiscal 2004 compared to $175,509 in the first nine months of fiscal 2003. Other income in the first nine months of fiscal 2003 included $50,192 in life insurance proceeds, a $32,000 gain on the sale of two notes receivable and a $28,817 gain on the sale of a 7.1% interest in Laguna Investments L.L.C. to Lafayette Financial Services (“Lafayette”) in partial payment of a note payable to Lafayette.

Net earnings (loss). Net loss was $826,272 in the first nine months of fiscal 2004 compared to net earnings of $251,250 the first nine months of fiscal 2003. This decrease is primarily due to a $723,558 decrease in gross profit due to lower land sales, a $405,750 decrease in gain on settlement of quepasa.com claim and a $170,003 decrease in other income, partially offset by a $160,557 decrease in operating expenses.

Liquidity and Capital Resources

In this section of the management discussion and analysis segment, we are going to discuss:

•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the first nine months of fiscal 2004; and

•	our commitments and contractual obligations.

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

We believe that the key factors that could affect sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for land resulting from the economic slowdown, competitive pricing pressures; and

•	factors that affect our access to bank financing that could impair our ability to obtain needed financing on acceptable terms to finance the acquisition and development of new projects.

Analysis of cash flows. Cash flow information for the nine months ended June 30, 2004 and 2003 follows:

	Nine months ended June 30,
	2004	2003
Cash flows from operating activities
Net earnings (loss)	$(826,272)	$251,250
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities	279,482	496,719
Change in assets and liabilities	(2,161,757)	(151,588)

Net cash provided by (used in) operating activities	(2,708,547)	596,381
Cash flows from investing activities
Collection of receivable from related entities	18,458	20,126
Investment in unconsolidated company	—	(53,530)
Purchase of property and equipment	(45,022)	(4,933)
Proceeds from sales of property and equipment	40,000	—

Net cash provided by (used in) investing activities	13,436	(38,337)
Cash flows from financing activities
Issuance of notes payable	4,160,649	634,900
Payments on notes payable	(1,803,523)	(1,370,502)
Issuance of note payable to related entities	150,000	—
Increase (decrease) in payable to related entities	4,882	(22,162)
Decrease in subordinated debt	(378,587)	(133,253)
Payment of dividends on preferred stock	(2,050)	—

Net cash provided by (used in) financing activities	2,131,371	(891,017)

Net decrease in cash and cash equivalents	(563,740)	(332,973)
Cash and cash equivalents at beginning of period	1,100,844	500,818

Cash and cash equivalents at end of period	$537,104	$167,845

Cash flow activity for the nine months ended June 30, 2004 (first nine months of fiscal 2004). As of June 30, 2004, we had cash and cash equivalents of $537,104, a decrease of $563,740 from the September 30, 2003 balance. This compares to a decrease in cash and cash equivalents of $332,973 in the first nine months of fiscal 2003.

Cash flow used in operating activities was $2,708,547 for the first nine months of fiscal 2004 compared to cash provided of $596,381 in the first nine months of fiscal 2003, a decrease of $3,304,928. Factors causing decreased cash flows from operating activities in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 include:

•	A decrease in land and lot sales to $1,437,776 in the first nine months of fiscal 2004 from $2,811,380 in the first nine months of fiscal 2003;

•	Collections of notes receivable totaled $1,868 in the first nine months of fiscal 2004 compared to $429,505 in the first nine months of fiscal 2003. The fiscal 2003 collections were primarily due to the payoff of a $351,666 note related to a bulk sale of land in Houston, Texas;

•	Land held for development and sale increased $2,593,956 in the first nine months of fiscal 2004 compared to an increase of $385,008 in the first nine months of fiscal 2003. The increase in fiscal 2004 is primarily due to the capitalization of development costs related to our condominium project in Glendale, Arizona and our townhome project in College Station, Texas, and to the purchase of 200 acres of land in the Houston area for a residential lot development called Westchester Lakes. Construction costs for the Glendale and College Station projects are being funded primarily through bank loans. The purchase of the 200 acres was funded by a bank loan and by the issuance of preferred stock to the sellers; and

•	Other assets increased $13,951 in the first nine months of fiscal 2004 compared to a decrease of $104,620 in the first nine months of fiscal 2003. The decrease in the first nine months of fiscal 2003 was primarily due to a $158,090 decrease in interest receivable due to interest payments received on notes receivable.

These were partially offset by the following factors:

•	A decrease in cash paid for operating, selling, general and administrative expense to $1,187,950 in the first nine months of fiscal 2004 compared to $1,393,699 in the first nine months of fiscal 2003; and

•	The change in deferred income was $0 during the first nine months of fiscal 2004 compared to a decrease of $51,037 in the first nine months of fiscal 2003.

Looking forward, we expect cash flow from operations to remain slow for the next twelve months, While we have several new projects that will come on-line during the next twelve months, cash flow is typically slower in the early stages of a project, increasing in the later stages as the bank financing is paid down.

Net cash provided by investing activities was $13,436 in the first nine months of fiscal 2004 compared to cash used of $38,337 in the first nine months of fiscal 2003. Collections of receivables from related entities totaled $18,458 in the first nine months of fiscal 2004 compared to $20,126 in the first nine months of fiscal 2003. We purchased $45,022 of property and equipment in the first nine months of fiscal 2004 compared to $4,933 in the first nine months of fiscal 2003. We are not planning any significant purchases of property and equipment for the remainder of the fiscal year. We also received proceeds of $40,000 from the sale of a portion of the cattle herd at the Willow Springs Ranch. Cash used in the first nine months of fiscal 2003 included $53,530 that was paid as an additional capital call in connection with our ownership interest in Laguna at Arrowhead Apartments L.L.C.

Net cash provided by financing activities was $2,131,371 in the first nine months of fiscal 2004 compared to cash used of $891,017 in the first nine months of fiscal 2003. During the first nine months of fiscal 2004, additional borrowings totaled $4,160,649 compared to $634,900 in the first nine months of fiscal 2003. The borrowings in fiscal 2004 consisted primarily of $1,644,000 in proceeds from refinancing the Wagon Bow Ranch and the Coventry subdivision to take advantage of the equity that has accumulated in those projects. We also borrowed $900,000 to fund our purchase of 200 acres in the Houston area for a residential lot development called Westchester Lakes. Development activity at Westchester Lakes is expected to begin late this year. The remainder of the borrowings consisted of draws on construction loans for the development of our condominium project in Glendale, Arizona and our townhome project in College Station, Texas. Construction on Phase I of the Glendale project and on the College Station project are both expected to continue through 2005, with sales beginning this fall. Payments on notes payable totaled $1,803,523 in the first nine months of fiscal 2004 compared to $1,370,502 in the first nine months of fiscal 2003. Principal payments on our notes are made primarily through the payment of release prices as lots are sold, however the payments in the first nine months of fiscal 2004 included the repayment of $540,371 due to the refinancing of the Wagon Bow Ranch discussed above.

Proceeds from the issuance of notes to related entities totaled $150,000 in the first nine months of fiscal 2004. This occurred when the three members of our Board of Directors invested $150,000 in exchange for a subordinated note payable from Villa Maria, LLC and a 17.5% minority interest in Villa Maria, LLC. We currently own the remaining 82.5% of Villa Maria, LLC, together with a subordinated payable. Villa Maria, LLC is constructing Woodland Court, a planned 43-unit townhome project located in College Station, Texas. Interest on the $150,000 balance accrues at 10% per annum, with principal and interest due at the end of the project. We believe that the terms of the subordinated note payable are at least as good we could have obtained through arms-length negotiations. Other payables to related entities increased $4,882 during the first nine months of fiscal 2004 compared to a decrease of $22,162 in the first nine months of fiscal 2003.

Subordinated debt decreased $378,587 in the first nine months of fiscal 2004, compared to a decrease of $133,253 in the first nine months of fiscal 2003.

Contractual obligations. Our long-term debt includes notes payable of $6,593,200 and subordinated debt of $3,183,589. Other than two vehicle loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. The construction loan for our condominium project in Glendale, Arizona requires cash contributions by the Company each time construction on a new building is started. As of June 30, 2004, construction on two 8-unit buildings has been started. The remaining four buildings in this phase of the project are expected to begin construction at various dates through early 2005.

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

Included in subordinated debt is a note payable related to the purchase of land in College Station, Texas for the Woodland Court townhome project. The note bears interest at 5.0% and is subordinate to other loans on this property. Principal on the note is due on April 1, 2009, with interest payments due quarterly. The balance due on this note, including accrued interest, is $70,875 at June 30, 2004. The remaining subordinated debt, totaling $3,112,714, consists of periodic advances in prior years from our majority stockholder. Payments on this subordinated debt are made only when cash flow from a land sale, after payment of bank debt, exceeds our operating cash requirements. This determination is made by our management, however under the terms of the bank loan we obtained to finance the Woodland Court project, the outstanding balance may not be less than $3,000,000. On October 1, 2003, we made a payment of $378,587. On June 28, 2002, our majority stockholder contributed an additional $719,000 of capital to the Company through the conversion of subordinated debt to Series A preferred stock. The Series A preferred stock is convertible into shares of our common stock, and has a cumulative dividend, payable semi-annually. The dividend rate is 0% for the first year from the date of issuance, and escalates each year until it reaches 7% in the sixth year from the date of issuance. At June 30, 2004, the dividend rate was 4%.

In the normal course of our business, we have also entered into various operating leases for equipment and vehicles.

Our primary future cash needs, both in the short term and in the long term will focus on funding operating expenses, financing the acquisition and development of new projects and paying debt service. During the first nine months of fiscal 2004, cash generated by land and lot sales was not sufficient to pay our operating expenses. To meet our operating cash flow needs during the period and to provide funds to invest in new projects, we refinanced the Wagon Bow Ranch and the Coventry subdivision to take advantage of the equity that has accumulated in those projects. While this provided us with an immediate source of funds, the refinancings will also result in increased interest costs in the future. To meet our cash flow needs during the remainder of fiscal 2004 it will be necessary to supplement the land and lot sales with bulk sales of ranch property or sales of one or more of our notes receivable. Additional borrowings will also be needed to finance our new projects. On January 9, 2004, our Board of Directors approved an agreement to sell the Willow Springs Ranch near Socorro, New Mexico for $125 per acre, or a total of approximately $4.7 million. Payment will consist of cash, assumption of debt and a note receivable, with the buyer entitled to a discount of up to 3% of the purchase price in exchange for an early payoff of the note receivable. The buyer had an inspection period that ended on June 21, 2004, with closing to occur within 60 days after the end of the inspection period.

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

All of our land held for development is carried on our books at cost plus development costs, loan costs, interest and real estate taxes incurred during the period the development is in process. Due to changes in market conditions over time, we estimate that the fair value of our land held for development exceeds book value by approximately $16 million based on appraisals and current selling prices. We project that our capital expenditures for property and development will be approximately $13.3 million over the next twelve months, but that only a small portion of that amount will need to be funded internally. The remainder will be borrowed from banks and other financial institutions. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.

We hold $143,375 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 9.5% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances. As of June 30, 2004, there were no delinquencies on any of these notes receivable.

Item 3. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.
31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On May 24, 2004, a Form 8-K was filed to report the news release of the Company’s results for the quarter ended March 31, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)

Date: August 13, 2004	By	/s/ Ron O’Connor

Ron O’Connor, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.
31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002