Form 10KSB
period 2004-09-30
GREAT WESTERN LAND RECREATION INC
filed 2005-01-19
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2004.

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 0-18808

Great Western Land and Recreation, Inc.

(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3530765 (IRS Employer Identification No.)

7373 N. Scottsdale Road, Suite C-140, Scottsdale, AZ (Address of principal executive offices)	85253 (Zip Code)

Registrant’s telephone number: (480) 949-6007

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant’s revenues for the fiscal year ended September 30, 2004, were $6,418,352.

The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant based upon the closing price as of December 31, 2004 is $696,178. Shares held by executive officers, directors and persons owning more than 10% of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the Company.

The number of shares of the Registrant’s Common Stock outstanding at December 31, 2004 was 21,165,973.

DOCUMENTS INCORPORATED BY REFERENCE
None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☑

PART I

Item 1. Business

Overview

     Great Western Land and Recreation, Inc. (“we” or “the Company”) is incorporated in the state of Nevada. We acquire, develop, market, sell and finance residential and recreational property in the southwestern United States, with over 10,000 acres in various stages of development. Our properties are located in Arizona, Texas and New Mexico and consist of a variety of lifestyle choices including townhomes and condominiums for first-time homebuyers, vacant lots for commercial homebuilders and ranch lots for those seeking recreational and investment properties. Over the years, we have developed a number of subdivision projects in the Houston area, with additional subdivision projects currently in various stages of development. Subdivided residential lots are marketed principally to builders seeking to build homes in quality residential settings in the low- to mid-price range. Our ranch properties are marketed to purchasers seeking a long-term investment in up-scale vacant ranch land. In addition, we engage in ranching and agricultural activities on some of our properties until the properties are either developed or sold. These activities include the planting of tree farms, and the leasing of ranch property for cattle grazing. As an additional marketing incentive to customers for our recreational land, we offer financing on individual purchases of ranch lots. The majority of these loans are then sold to third parties.

     On June 4, 2003, we changed our year-end from December 31 to September 30. As a result of this change, fiscal 2003 was a short year, which ended on September 30, 2003 and consisted of only nine months.

Industry Overview

     The real estate industry is fragmented and highly competitive. In each of our markets, we compete with numerous builders, developers and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of residential lots. Competition also occurs with regard to obtaining, among other things, desirable financing, raw materials and skilled labor. We believe we can effectively compete in our market areas and have the confidence in our ability to locate, develop and sell attractive properties in the markets in which we operate.

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

Texas

     Woodland Court. Woodland Court is a planned 43-unit condominium project located in College Station, Texas. The land for this project was purchased in April 2004 with a combination of bank financing and subordinated debt. Construction on this project began in July 2004 on the first nine units and will continue until sales of the units are closed which we expect to be over approximately the next two years. The property is pledged as collateral on a development loan and a construction loan, with a combined outstanding balance of $1,166,690 as of September 30, 2004. Interest payments at 2.0% over prime (4.75% as of September 30, 2004) are due quarterly, and the loans are due in October and December 2005.

     Mallard Crossing Subdivision. Mallard Crossing consists of approximately 480 acres located in northwest Houston. This project will be a residential lot and commercial subdivision, which we expect to be developed in multiple phases over approximately the next eleven years. We had expected construction on Phase I, which will consist of 200 lots, to begin in late 2005. However, it is possible that we will experience some delays because presently the county has refused to issue a building permit until a resolution on the drainage of the property is reached between us and the neighboring property that is owned by the Nature Conservancy. Development costs for Phase I will be financed primarily with a bank loan. The property is pledged as collateral on a loan with an outstanding balance of $1,150,541 as of September 30, 2004. Interest payments at 1.25% over prime (4.75% as of September 30, 2004) are due quarterly, and the loan is due in May 2005.

     Westchester Lakes. Westchester Lakes consists of 200 acres located in northwest Houston. The project will be a residential lot and commercial subdivision, which we expect to be developed in multiple phases over approximately the next eight years. We expect construction on Phase I, consisting of approximately 100 lots, to begin in the fall of 2005. Development costs for Phase I will be financed primarily with a bank loan. The property is pledged as collateral on loans with a combined outstanding balance of $989,055 as of September 30, 2004. Interest payments at 1.0% over prime (4.75% as of September 30, 2004) are due quarterly, and the loans are due in April 2005. It is our intent to refinance these loans with a new development loan for the project.

     Coventry Subdivision. Coventry consists of approximately 300 lots located in northwest Houston. One major homebuilder is actively building in this development. Sales of these lots commenced in 1997 and there are currently 14 lots remaining, all of which are under contract. The property had a bank loan with an outstanding balance of $186,400 as of September 30, 2004.

     Wheatstone Subdivision. Wheatstone consists of approximately 45 acres located near the West Houston Energy corridor. The last of the 180 lots in this subdivision was sold in September 2003.

     Wheatstone III – Brookside Court Subdivision. Wheatstone III is a 30-acre gated community in northwest Houston. This development was completed with the sale of the last of the nine lots in Phase II in April 2003.

Arizona

     Glendale Springs Condominiums. Glendale Springs Condominiums is a planned 80-unit condominium project located in Glendale, Arizona. Construction on Phase I, which will consist of 48 units, began in the spring of 2003. Development and construction costs for Phase I are being primarily financed with bank loans. At September 30, 2004, the construction loan had an outstanding balance of $557,000 with interest payments of 7.0% annual interest due monthly and principal reductions made as condominiums are sold. Also at September 30, 2004, the development loan had an outstanding balance of $330,983 with interest payments of 7.0% annual interest due monthly and principal reductions made as condominiums are sold. We expect sales to continue over approximately the next two years.

     We have experienced various construction delays and substantial changes to the building plans and specifications during the development of Phase I of Glendale Springs Condominiums. These delays and plan changes are principally the result of changes required by the city of Glendale after the commencement of construction, notwithstanding the city’s prior approval of the plans and specifications. We believe substantially all the changes required by the city have been completed, and that further delays and unexpected cost increases in Phase I and Phase II are unlikely.

     Because of these cost issues we have examined the carrying value of Glendale Springs Condominiums on our books compared to its fair value. As a result of this examination, we have concluded, in accordance with the applicable accounting literature, that the carrying value of the project exceeds its fair value by $211,799. Therefore, we have written down the value of Glendale Springs Condominiums by that amount.

     Wagon Bow Ranch. Wagon Bow Ranch is a commercial cattle ranch located in Mohave County in the Aquarius Mountains in northwest Arizona, initially consisting of approximately 48,000 acres, 34,000 of which were deeded land and 14,000 were state-leased land. The ranch is accessible by both a highway and county road that are maintained year round. The property is of diverse topography, ranging from mountainous slopes in the west to sloping mesas and flats in the majority of the Ranch. The Ranch supports over 600 animal units of cattle all year long with ample water in running streams and springs that run year round. There is abundant wildlife including mule deer, antelope, bear, mountain lion and javelina. By car the Ranch is approximately two and a half-hours from Las Vegas, three hours from Phoenix, and four hours from Los Angeles. The property has a main residence, foreman’s house, guesthouse, bunkhouse, owner’s house, outbuildings and corrals. We have subdivided the ranch into parcels which we market to people seeking a recreational or second home location in a rural setting. We have sold approximately 25,000 acres of the deeded land so far, and are marketing the balance in 40 and 160-acre parcels. Sales prices currently range from $1,000 to $1,450 per acre. We expect to incur development costs for roads, electricity, and recreational amenities in order to increase the value and sales price of the remaining land. These costs are expected to be financed primarily with the proceeds of a development loan. The property is pledged as collateral on a loan with an outstanding balance of $1,093,231 as of September 30, 2004. Interest payments at 11% annual interest are due monthly, with principal reductions made as lots are sold. Any remaining balance on the loan is due in March 2006.

     Wright Place. Wright Place is zoned for and platted as a 15-unit condominium project designed as an infill project in Phoenix, Arizona. As of September 30, 2004 we were evaluating whether to develop this project or to sell the entitled land.

New Mexico

     Willow Springs Ranch. Willow Springs Ranch is a commercial cattle ranch located on the west side of Interstate 25, approximately 25 miles south of Socorro. On September 29, 2004 substantially all of the ranch was sold for a total of approximately $3.9 million. Payment consisted of all cash, which was used to pay off the related debt. We reserved approximately 900 acres of the ranch, which had been subdivided into lots. Those lots are being marketed for sale. As of September 30, 2004, several of those lots had been sold or were under contract.

Regulation

     The real estate industry is subject to extensive complex regulation. We must comply with various federal, state and local environmental, zoning and other statutes and regulations regarding the purchase, subdivision and sale of real estate and various aspects of our financing operations. In addition, our customer financing activities are subject to extensive regulation, which includes regulation under the Truth-in-Lending Act and Regulation Z, the Fair Housing Act, the Fair Debt Collection Practices Act, the Equal Credit Opportunity Act and Regulation B, the Electronic Funds Transfer Act and Regulation E, the Home Mortgage Disclosure Act and Regulation C, Unfair or Deceptive Acts or Practices and Regulation AA and the Right to Financial Privacy Act.

     We believe that we are in compliance in all material respects with applicable regulations. However, these regulations are subject to change and we cannot assess the cost of complying with all of the applicable laws and regulations. Our failure to comply with applicable laws or regulations could subject us to large fines or other costly activities to come into compliance.

     Land owners are subject to liability for the costs of removal and remediation of certain hazardous or toxic substances on their property, as well as for the related costs of investigation and property damage under various federal, state and local laws, ordinances and regulations. These laws often impose liability without regard to whether the owner knew about or was responsible for the presence of the hazardous or toxic substances. If there are hazardous or toxic substances on our properties that we are not aware of and we are unable to remediate the property, or the cost of remediation is too high, we may not be able to sell or lease our property or to borrow against and use the property as collateral. In addition to remediation of land, other federal and state laws require the removal or encapsulation of asbestos-containing material when the material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. If we fail to comply with these and other environmental, health or safety requirements we may be required to cease or change our operations at a property.

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

Notes Receivable

     At September 30, 2004, we held $311,343 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 9.5% per year.

Notes Payable

     At September 30, 2004, notes payable total $5,548,164, consisting primarily of secured indebtedness to financial institutions bearing interest at both variable rates from 1.5% to 2.0% over the prime rate and fixed rates ranging from 6% to 11%, maturing on various dates through September 2008. The institutional indebtedness is secured by deeds of trust on the properties associated with the borrowings.

Subordinated Debt

          At September 30, 2004, subordinated debt totals $3,237,964, bearing interest at rates between 4% and 10%. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds our operating cash requirements. This determination of operating cash requirements is made by our management. This indebtedness is subordinated to all of our institutional indebtedness. On September 29, 2003, $293,106 of this subordinated debt was converted to equity.

Payable to Related Entities

     At September 30, 2004 payables to related entities totaled $1,021,210. These payables arose in respect of real estate transactions, and bear interest at annual rates ranging from zero to 10%. The largest such payable, $757,184, bears interest at 8% and is due from Glendale Condominiums LLC to minority investors in that entity.

Employees

     As of September 30, 2004, we have fourteen employees. In addition, we use contract labor on an as-needed basis for ranch maintenance. We believe that relations with our employees are good.

Item 2. Description of Property

     Our executive offices are in leased premises located at 7373 N. Scottsdale Road, Suite C-140, Scottsdale, Arizona 85253. We also lease sales offices in Wikieup, Arizona and a small office in Houston, Texas. We believe that our properties and equipment are well maintained, in good operating condition and adequate for our presently foreseeable needs.

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

Item 3. Legal Proceedings

          We are from time to time a party to legal proceedings. All of the legal proceedings we are currently involved in are ordinary and routine. The outcomes of the legal proceedings are uncertain until they are completed. We believe that the results of the current proceedings will not have a material adverse effect on our business or financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders in the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The principal market on which our common stock is traded is the over-the-counter market. Our stock is quoted in the over-the-counter Bulletin Board under the symbol GWES.OB. Our stock has been traded since February 2004.

     The range of high and low bid quotations for our common stock for each quarter or partial quarter of fiscal 2004 is shown below. These quotations were obtained from information published by Yahoo.com. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

	High	Low
Period 2/23/04 – 3/31/04	1.01	0.25
Quarter ended 6/30/04	1.25	0.30
Quarter ended 9/30/04	1.01	0.30

     On January 10, 2005 the reported bid and asked prices for our common stock were $0.46 and $0.50, respectively.

     According to our transfer agent, at September 30, 2004, there were over 7,000 holders of record of our common stock, including broker-dealers and clearing firms holding shares on behalf of their clients.

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

Results of Operations

     On June 4, 2003, we changed our year-end from December 31 to September 30. As a result of this change, fiscal 2003 was a short year, which ended on September 30, 2003 and consisted of only nine months. Fiscal 2004 was the Company’s first full twelve month year. Accordingly, the following discussion of results of operations will compare audited balances for the year ended September 30, 2004 to the unaudited balances for the year ended September 30, 2003, as follows:

	Year ended September 30,
	2004	2003
		Unaudited
Land and lot sales	$6,418,352	$3,500,259
Cost of land and lot sales	5,014,922	1,673,176

Gross profit on sales	1,403,430	1,827,083

Operating, selling, general and administrative expense	1,684,539	1,682,324
Loss on impairment of long-lived assets	372,780	—

Income (loss) from operations	(653,889)	144,759
Other income (expense)
Interest expense	(482,975)	(499,257)
Interest income	7,399	125,615
Equity in losses of unconsolidated companies	(88,570)	(73,336)
Gain on settlement of note payable	—	260,000
Settlement of quepasa.com claim	—	405,750
Other	68,262	230,358

	(495,884)	449,130

Earnings (loss) before minority interest	(1,149,773)	593,889

Minority interest	(3,275)	(1,000)
Net earnings (loss)	$(1,153,048)	$592,889

Net earnings (loss) per common and common equivalent share
Basic and diluted	$(0.06)	$0.03

Year ended September 30, 2004 compared to the year ended September 30, 2003

     Land and lot sales. Land and lot sales increased $2,918,093 or 83% to $6,418,352 in the year ended 2004 from $3,500,259 in the year ended 2003. This increase was principally the result of the bulk sale of Willow Springs Ranch in Socorro, New Mexico of $3,933,881 offset by decreases in residential lot sales of $1,791,765. The decline in residential lot sales reflects that our current projects in Houston are nearing completion. The Wheatstone and Wheatstone III subdivisions were completed and sold out during 2003. We expect the Coventry subdivision to be sold out by the end of fiscal 2005. However, we expect Mallard Crossing, a new residential development in the Houston metro area, to begin generating revenue in late 2005, although it is possible that we will experience some delays because presently the county has refused to issue a building permit until a resolution on the drainage of the property is reached between us and the neighboring property. In addition, ranch land sales at Wagon Bow increased as a result of our focus on improving the quality of the sales force. We believe that these efforts, along with an improvement in the economy, will lead to further increases in ranch land sales.

     Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

     Cost of land and lot sales. Cost of land and lot sales increased $3,341,746, or 200%, to $5,014,922 in the year ended 2004 from $1,673,176 in the year ended 2003. As a percentage of land and lot sales, the cost of land and lot sales increased to 78% in the year ended 2004 from 48% in the year ended 2003. This was due to the Willow Springs Ranch sale discussed above and a decrease in the gross margins on residential lot sales in Houston.

     Gross profit on sales. Gross profit on sales decreased $423,653, or 23%, to $1,403,430 in the year ended 2004 from $1,827,083 in the year ended 2003. As a percentage of sales these margins decreased to 22% in the year ended 2004 from 52% in the year ended 2003. This was due to the sale of the Willow Springs Ranch which was sold at a small profit.

     Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses increased only $2,215, to $1,684,539 in the year ended 2004 from $1,682,324 in the year ended 2003. However as a percentage of sales these expenses decreased from 48% to 26%. The increase was primarily due to increases in salaries of $30,872, insurance of $41,252, professional fees of $67,276, and travel of $32,951; offset by decreases in grader expense of $27,543, taxes of $59,950, bad debt expense $14,750, other income (expense) of $11,323 and maintenance and repairs of $10,771.

     Loss on impairment of long-lived asset. We have experienced various construction delays and substantial changes to the building plans and specifications during the development of Phase I of Glendale Springs. These delays and plan changes are principally the result of changes required by the city of Glendale after the commencement of construction, notwithstanding the city’s prior approval of the plans and specifications. We believe substantially all the changes required by the city have been completed, and that further delays and unexpected cost increases in Phase I and Phase II are unlikely.

     Because of these cost issues we have examined the carrying value of Glendale Springs on our books compared to its fair value. As a result of this examination, we have concluded, in accordance with the applicable accounting literature, that the carrying value of the project exceeds its fair value by $211,799. Therefore, we have written down the value of Glendale Springs by that amount.

     We have an investment in #22 Stafford Springs LTD (“Stafford Springs”), which is recorded in other assets as a deposit pending approval of our investment by HUD. Stafford Springs owns an apartment project in Stafford, Texas called Summer Park. Because the project is for sale, we have also evaluated the carrying value of our investment in Stafford Springs compared to the fair value of the project and the amount of our investment that would likely be recovered upon sale. We have concluded that our investment in Stafford Springs exceeds the amount that we would likely be able to recover upon sale of the project, and have therefore written down the carrying value of Stafford Springs by $160,891.

     Interest expense. Interest expense decreased $16,282 or 3% to $482,975 in the year ended 2004 from $499,257 in the year ended 2003. The decrease is due to declining balances of our loans associated with the residential lot sales business, and to lower average outstanding balances on our loans due to the repayment of principal as lots are sold.

     Interest income. Interest income decreased $118,216 to $7,399 in the year ended 2004 from $125,615 in the year ended 2003 due to lower outstanding balances on notes receivable.

     Equity in losses of unconsolidated company. Equity in losses of unconsolidated company was $88,570 in the year ended 2004 compared to $73,336 in the year ended 2003. Losses in both years related to our investments in Laguna Investments, L.L.C. (“Laguna Investments”) and #22 Stafford Springs LTD (“Stafford Springs”). The portion of the losses in resulting from Stafford Springs in 2004 and 2003 were $88,570 and $19,806, respectively.

     In 2004 there were no losses recorded as a result of our investment in Laguna Investments since our investment has been written down to $0. The write down was due to the losses experienced by the investment in prior years. However, under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, of which Laguna Investments is a member, Laguna Investments is subject to additional capital calls in connection with its ownership interest in Laguna at Arrowhead Apartments L.L.C. An additional capital call, for $53,530, was paid during 2003. As a result of this payment, unrecognized equity losses from prior periods were recorded to the extent of the capital call.

     Gain on settlement of note payable. Effective July 8, 2003, in exchange for a $650,000 note payable, we acquired land in Stafford, Texas for $125,000 and also agreed to acquire a 34% interest in #22 Stafford Springs LTD from the same third-party for $525,000. In September 2003, the seller of the ownership interest agreed to accept a discount in exchange for an early payoff of the $650,000 note.

As a result this note was paid off on September 29, 2003 at a discount of $260,000.

     Gain on settlement of quepasa.com claim. We entered into a merger agreement with quepasa.com as of August 6, 2001. In October 2001in order to induce the Company to amend and extend the original merger agreement, quepasa.com loaned the Company $500,000. In February 2002, the merger agreement was terminated. The merger agreement provided for a termination fee of $500,000 as liquidated damages under certain circumstances. Under the terms of the settlement with quepasa.com, we retained the termination fee, which resulted in the loan being deemed paid in full, in exchange for a payment by the Company to quepasa.com of $50,000 and the transfer to quepasa.com of 642,000 shares of quepasa.com common stock with a market value of $44,250. The net result was that we recognized a gain of $405,750 on the settlement of the claim against quepasa.com during the year ended 2003.

     Other income (expense). Other income (expense) decreased $162,096 or 70%, resulting in income of $68,262 in the year ended 2004 compared to income of $230,358 in the year ended 2003. Excluded from the current year was $50,192 in life insurance proceeds received during the year ended 2003.

     Net earnings (loss). Net loss was $1,153,048 in the year ended 2004 compared to net earnings of $592,889 in the year ended 2003, a decline of $1,745,937. This decline is primarily due to a $423,653 decrease in gross profit due to lower lot and ranch sales, a $118,216 decrease in interest income, a $260,000 decrease in gain on settlement of note payable, a $405,750 decrease in settlement of quepasa.com claim, a $162,096 decrease in other income and write down, of $372,780 on real estate projects.

Liquidity and Capital Resources

     In this section we discuss:

•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the fiscal year ended 2004; and

•	our commitments and contractual obligations.

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

     We believe that the key factors that could affect sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for land resulting from economic slowdown and competitive pricing pressures; and

•	factors that affect our ability to bring new projects to market, including ability to find profitable development opportunities, ability to locate necessary financing sources to develop the projects; and

•	factors that affect our access to bank financing that could impair our ability to obtain needed financing on acceptable terms to finance the acquisition and development of new projects.

     Analysis of cash flows. As stated above, on June 4, 2003, we changed our year end from December 31 to September 30. As a result of this change, fiscal 2003 was a short year, which ended on September 30, 2003 and consisted of only nine months. Fiscal 2004 was the Company’s first full twelve month year. Accordingly, the following analysis of cash flows will cover the audited balances for the year ended September 30, 2004 compared to the unaudited balances for the year ended September 30, 2003, as follows:

	Year ended September 30,
	2004	2003
		Unaudited
Cash flows provided by (used in)operating activities
Net earnings (loss)	$(1,153,048)	$592,889
Adjustments to reconcile net earnings (loss) to net cash provided by (used in ) operating activities	738,396	1,769,417
Changes in operating assets and liabilities	(152,310)	(1,062,860)

Net cash provided by (used in) operating activities	(566,962)	1,299,446

Cash flows provided by (used in) investing activities
Collection of receivables from related entities	34,213	38,792
Investment in unconsolidated company	—	(53,530)
Purchases of property and equipment	(53,577)	(47,977)
Proceeds from sale of property and equipment	40,000	11,577

Net cash provided by (used in) investing activities	20,636	(51,138)

Cash flows provided by (used in) financing activities
Issuance of notes payable	5,192,501	1,464,031
Payments on notes payable	(3,985,135)	(1,956,898)
Issuance of note payable to related entities	150,000	—
Increase (decrease) in payable to related entity	125,783	(22,162)
Decrease in subordinated debt	(378,377)	(133,253)
Payment of dividends on preferred stock	(2,050)	—
Proceeds from stock options exercised	18,450	—

Net cash provided by (used in) financing activities	1,121,172	(648,282)

Net increase in cash and cash equivalents	574,846	600,026

Cash and cash equivalents at beginning of period	1,100,844	500,818

Cash and cash equivalents at end of period	$1,675,690	$1,100,844

     Cash flow activity for the year ended September 30, 2004. As of September 30, 2004, we had cash and cash equivalents of $1,675,690, an increase of $574,846 from the September 30, 2003 balance. This compares to an increase in cash and cash equivalents of $600,026 in the year ended September 30, 2003.

     Cash flow used in operating activities was $566,962 for the year ended 2004 compared to cash provided by operating activities of $1,299,446 in the year ended 2003, a decrease of $1,866,408. Significant factors contributing to our decreased cash flows from operating activities in the year ended 2004 as compared to the year ended 2003 include:

•	Net losses of $1,153,048 in the year ended 2004 compared to a net income of $592,889 in the year ended 2003, which is caused primarily by a $423,653 decrease in gross profit on lot and ranch sales, a $118,216 decrease in interest income, a $260,000 decrease in gain on settlement of note payable, a $405,750 decrease in settlement of quepasa.com claim, a $162,096 decrease in other income and impairment write downs on a long-lived assets of $372,780 in 2004.

•	A decrease in collections of notes receivable to $2,425 in the year ended 2004 compared to $1,560,935 in the year ended 2003. Collections of notes receivable were unusually large in 2003, due to the payoff of notes related to bulk sales of land in Houston.

     These were partially offset by the following factors causing increased cash flows in 2004 compared to 2003:

•	The Company spent less on land and related development costs in the year ended 2004 ($534,097) compared to the year ended 2003 ($647,699).

•	Other assets at September 30, 2003 included a deposit of $525,000 related to the acquisition of a 34% interest in #22 Stafford Springs LTD.

     Looking forward, we expect cash flow from operations to remain slow in the first half of fiscal of 2005, improving in the last half of the year as new projects begin to come on-line.

     Net cash provided by investing activities was $20,636 in the year ended 2004 compared to net cash used of $51,138 in the year ended 2003. Net collections of receivables from related entities increased $34,213 in the year ended 2004 compared to an increase of

$38,792 in the year ended 2003. We also paid $53,530 as an additional capital call in connection with our ownership interest in Laguna at Arrowhead Apartments L.L.C in 2003 that was not paid in 2004. This was the first capital call since we made an investment in Laguna in 1997, and we do not anticipate any additional capital calls over the next twelve months. We purchased $53,577 of property and equipment in the year ended 2004 compared to $47,977 in the year ended 2003. Proceeds from the sale of property and equipment totaled $40,000 in the year ended 2004 compared to proceeds of $11,577 in the year ended 2003. We are not planning for any significant increases in our purchases of property and equipment in fiscal 2005.

     Net cash provided by financing activities was $1,121,172 in the year ended 2004 compared to usages of $648,282 in the year ended 2003. During the year ended 2004, additional borrowings totaled $5,192,501 compared to $1,464,301 in the year ended 2003. The borrowings in 2004 consisted primarily of note payables issued in exchange for land and development on our projects in Texas (Mallard Crossing, Westchester Lakes and Woodland Court) as well as draws on construction loans for the development of our condominium projects in Glendale, Arizona and College Station, Texas. Payments on notes payable totaled $3,985,135 in the year ended 2004, included the payoff debt of $1,681,805 related to the sale of the Willow Springs Ranch, compared to $1,956,898 in the year ended 2003.

     Contractual obligations. Our long-term debt includes notes payable of $5,548,164 and subordinated debt of $3,237,694. Other than two vehicle loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. Included in notes payable is $2,139,596 of acquisition and development loans used to purchase and develop two large parcels of land (480 acres and 200 acres) in the Houston metro area for two new subdivisions. Also included is the note payable of $1,093,231 to finance our Wagon Bow Ranch in northern Arizona. In addition, our construction loan for a condominium project in Glendale, Arizona requires periodic advances by the Company into a borrower’s funds account maintained by the bank. The borrower’s funds account is used for the payment of construction costs. As of September 30, 2004, construction on one 8-unit building has been started. The remaining five buildings in this phase of the project are expected to begin construction at various dates through 2005.

     Payments on the subordinated debt are made only when cash flow from a land sale, after payment of bank debt, exceeds our operating cash requirements. This determination of operating cash requirements is made by our management. On June 28, 2002, Amortibanc, our majority stockholder, contributed $719,000 of capital to the Company through the conversion of subordinated debt to preferred stock. The preferred stock is convertible into shares of our common stock, and has a cumulative dividend, payable semi-annually. The dividend rate is 0% for the first year from the date of issuance, and escalates each year until it reaches 7% in the sixth year from the date of issuance. On September 29, 2003, Amortibanc contributed an additional $293,106 of capital to the company through the conversion of subordinated debt to equity.

     In the normal course of our business, we have also entered into various operating leases for equipment and vehicles.

     Our primary future cash needs, both in the short term and in the long-term will focus on funding operating expenses, financing the acquisition and development of new projects and paying debt service. To meet our cash flow needs during fiscal 2005 it will be necessary to supplement the land and lot sales with bulk sales of ranch property, or additional borrowings. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances, proceeds from bulk sales of property or the sale of one or more notes receivable, along with borrowings from banks and other financial institutions will generate sufficient cash to fund our operating and cash flow needs for the next twelve months. To the extent that actual results or events differ from our financial projections, our liquidity may be adversely affected.

     We project that our capital expenditures for property and development, net of amounts funded by development loans, will be approximately $2.3 million during fiscal 2005. The remainder will be borrowed from banks and other financial institutions. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.

     We hold $311,343 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 9.5% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances. Included in 2004 maturities are two loans totaling $53,215 which the Company is in process of foreclosing on.

Quantitative and Qualitative Disclosures About Market Risk

     We do not have any derivative financial instruments as of September 30, 2004. We have entered into loan agreements and accepted notes receivable in partial payment of land sales that subject our portfolio to interest rate risk. At September 30, 2004, we held notes receivable in the amount of $311,343 that we expect to hold until maturity. An increase in interest rates would result in a decline in the market value of these notes but no reserve for this contingency is considered necessary as we intend to hold these notes until maturity. These notes currently bear interest at or near market rates. The schedule below details these exposures at September

30, 2004, summarizes the maturities and provides data on the calculated average interest rate that is applicable to each segment. If interest rates had increased by 1% on our variable interest rate debt as of the beginning of the year, interest capitalized for the year would have been higher by approximately $20,250. Interest expense would not have changed.

	Total	2005	2006	2007	2008	2009	Thereafter
Variable interest rate debt	$4,194,269	$3,027,579	$1,166,690	$—	$—	$—	$—
Average interest rate	6.36%	6.75%	0.00%	0.00%	0.00%	—	—
Fixed interest rate debt	1,353,895	236,610	6,404	1,100,225	5,301	5,355	—
Average interest rate	10.06%	10.90%	10.92%	10.92%	5.90%	5.90%	0.00%
Subordinated debt	3,237,964	—	—	—	70,785	—	3,167,179
Average interest rate	8.75%	—	—	—	5.00%	—	8.95%
Fixed interest rate receivables	311,343	59,333	6.959	7,649	8,408	9,243	219,751
Average interest rate	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%

Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement 123” (“SFAS 123”). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (“prospective method”). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (“retroactive restatement method”) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (“modified prospective method”). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. We currently account for our stock-based compensation using the intrinsic value method as proscribed by Accounting Principals Board Option No. 25, “Accounting for Stock issued to Employees” and plan to continue using this method to account for stock options, therefore, we do not intend to adopt the transition requirements as specified in SFAS 148. We have adopted the new disclosure requirements of SFAS 148 in these financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”). This statement requires companies to recognize the compensation cost related to share-based payment transactions, including stock options, in their financial statements based on the fair market value of the equity or liability instruments issued. The effective date of SFAS 123(R) will be the interim reporting period ended March 31, 2006. See Note A(11) for pro forma information on the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) as of September 30, 2004.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Item 8A. Controls and Procedures

     (a) We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Our auditors have advised us of the existence of certain significant deficiencies in our internal controls due to lack of segregation of duties because of the small size of our staff. Our management is evaluating possible corrective actions.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of September 30, 2004:

			Officer or
Name	Age	Office	Director Since
Jay N. Torok	65	Chairman and Chief Executive Officer	1994
David J. Weber	52	President, Chief Operating Officer and Director	2004
Roger B. Clark (1)	69	Director	1989
Daniel Tracy (1) (2)	64	Director	2003
Ron O’Connor (3)	46	Senior Vice President and Chief Financial Officer	2003

(1)	Audit Committee member

(2)	Designated financial expert

(3)	Effective November 19, 2004, Mr. O’Connor resigned. On December 15, 2004 Jerome L. Joseph was named Senior Vice President and CFO.

     Our board of directors currently consists of four members. All directors hold office until the next Annual Stockholders’ Meeting or until their successors have been elected and qualified, or until their death, resignation, retirement, removal, or disqualification. Vacancies in the existing board are filed by majority vote of the remaining directors. A summary of the background and experience of the directors and executive officers follows.

     Jay N. Torok has served as Chairman of our board of directors and Chief Executive Officer since 1994. In addition Mr. Torok has served as Executive Vice President of Amortibanc, Inc. as well as other Amortibanc affiliates engaged in real estate development or venture capital. Prior to joining the Amortibanc group of companies, from 1986 to 1992, Mr. Torok served as President and Chief Executive Officer of Lone Pine Capital, a venture capital company specialized in acquisitions management. Prior to joining Lone Pine Capital, from 1981 to 1985, Mr. Torok served as President and Chief Executive Officer of Merrill Lynch Realty, Inc. Under Mr. Torok’s management, Merrill Lynch Realty, Inc. grew from 100 offices to over 380 offices in 38 cities in the United States and four foreign cities, becoming the world’s largest real estate brokerage firm. Prior to joining Merrill Lynch Realty, Inc., Mr. Torok served in various positions, including President of the Container and Core Division of Clevepak Corporation, a former NYSE listed company, President of Associated Forest Products, Inc., Vice President of Finance of Wausau Paper Mills, a Nasdaq quoted company and Controller of the Forest Products Division and the Land Development Division of Owens Illinois, Inc., a Fortune 100 company. Mr. Torok received his M.B.A. from Dartmouth and attended law school at Temple University.

     David J. Weber has served as a member of our board of directors, President and Chief Operating Officer since 2004. Mr. Weber served as a Vice President with D.R. Horton Homes and a Vice President with Torrey Homes from 1990 till 2000. Mr. Weber then served as Chief Financial Officer for Royce Homes, national builder, located in Houston, Texas. Prior to joining Torrey Homes in 1990, Mr. Weber owned and was President and Chief Executive Officer of multiple companies, engaged in single family detached construction, apartment constructions and sales, land development, high density housing, office buildings, townhomes, condominimums, oil and gas exploration and food service. After graduation from college, Mr, Weber worked in various accounting and financial departments with General Homes, Eden Corp. and Superior Homes, all located in Houston. Mr. Weber graduated from Baylor University in 1974 and Atlanta Law School in 1994.

     Roger B. Clark has served as a member of our board of directors since 1989. Mr. Clark has been president and chief executive officer of GlennCon, Inc. a leading supplier of goods and services to the worldwide public gaming industry since 1984. From 1970 to 1983, Mr. Clark served in several positions with Glendinning Companies, including president of Glendinning Companies, North America from 1978-83, during which time he was responsible for all U.S. operations, including the consulting, retail promotion, telecom and lottery divisions. Prior to that, Mr. Clark was employed by Procter & Gamble. Mr. Clark received his degree in economics from Amherst College.

     Daniel Tracy has served as member of our board of directors since 2003. Mr. Tracy is a business consultant and director. Mr. Tracy is currently a director of Edac Technologies Corporation, a publicly traded manufacturer of aerospace components. Mr. Tracy is also a trustee of the YMCA of Metropolitan Hartford, and Renbrook School. In 1998, Mr. Tracy concluded a 35-year career with Arthur Andersen, an international accounting and consulting firm. From 1994 to 1998, Mr. Tracy was responsible for Andersen’s SEC practice in Asia. From 1975 to 1994, Mr. Tracy was the partner in charge of Andersen’s audit and accounting practice in Hartford, CT (1980-1994) and Rochester, NY (1975-1980). Mr. Tracy received his bachelors degree and MBA from Dartmouth College.

     Ron O’Connor served as Senior Vice President and Chief Financial Officer from February 2003 until November 2004. Prior to joining Great Western, Mr. O’Connor served as Director of Worldwide Consolidations and SEC Reporting of ON Semiconductor, a publicly traded semiconductor component manufacturer, since 2000. Prior to joining ON Semiconductor, Mr. O’Connor served as Assistant Corporate Controller for MicroAge, Inc. a publicly traded wholesale distributor of microcomputer products traded on the NASDAQ Exchange, since 1997. Prior to joining MicroAge, Mr. O’Connor served as Chief Financial Officer for Sunrise Educational Services, a chain of childcare centers. Mr. O’Connor is a C.P.A, and received his bachelors degree in accounting from the University of Northern Iowa.

     Jerome L. Joseph was named Senior Vice President and Chief Financial Officer in December 2004. Prior to joining Great Western, Mr. Joseph served as Chief Financial Officer of NZ Corporation for approximately seven years. NZ Corporation was a real estate development and real estate lending company traded on the American Stock Exchange prior to its merger with Lipid Sciences Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of our transfer books and copies of Section 16(a) forms that we have received, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complies with all Section 16(a) filing requirements during fiscal year ended September 30, 2004.

Item 10. Executive Compensation

     Each director who is not employed by us receives a meeting fee, in respect of all Board of Directors and committee meetings attended on a single day, of $1,000.

     The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and Chief Financial Officer. None of our other employees earned more than $100,000 in the year ended September 30, 2004, in the nine months ended September 30, 2003 or years ended December 31, 2002 or 2001. The long-term compensation columns have been omitted from this table because the balances were zero.

				Other Annual
Name and Principal Positions	Year	Salary	Bonus	Compensation (1)
Jay N. Torok	2004	$144,801	$—	$4,218
President, Chairman, Chief Executive Officer,	2003	106,948	—	3,115
Treasurer and Director	2002	119,308	—	3,475
	2001	130,680	—	2,995

Ron O’Connor	2004	111,333	—	2,250
Chief Financial Officer

(1)	Includes 401(k) Company match.

     We have not made or contemplated making any advances to any of our officers or directors.

     We maintain a 401(k) profit sharing plan for the benefit of our eligible employees. We make a matching contribution equal to 100% of each participant’s eligible contributions to a maximum of 3% of each participant’s compensation. We can also make a discretionary contribution determined annually by our Board of Directors. In addition, we maintain medical and dental insurance plans for our officers and employees.

Stock Options

The following table sets forth information regarding grants of options to purchase our common stock to directors and executive officers during the year ended September 30, 2004.

	Number of	Percent of
	Shares of	Total
	Common Stock	Options
	Underlying	Granted to
	Options	Employees in	Exercise	Expiration
Name	Granted	Fiscal Year	Price	Date
Jay N. Torok	150,000	15.79%	$0.31	8/16/2014
Roger B. Clark	150,000	15.79%	$0.31	8/16/2014
Daniel Tracy	150,000	15.79%	$0.31	8/16/2014
David J. Weber	300,000	31.58%	$0.31	8/16/2014

     These options were granted under our stock option plan and vest over a period ranging from the grant date to three years from the grant date. During the year ended September 30, 2004, our CEO, Jay N. Torok, exercised previously issued options of 73,000 at $0.15 per share.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2004 concerning ownership of our common stock by each director and officer, by all persons who hold of record or are known by us to hold beneficially of record 5% or more of our outstanding shares and by all directors and officers as a group. On December 31, 2004 there were 21,165,973 shares of our common stock outstanding and entitled to vote.

	Shares	Percent of
	Beneficially	Shares
Name and Address of Beneficial Owner	Owned (1)	Outstanding
Five Percent Stockholders:
Amortibanc Investments, L.C. (2)	27,029,095	92.8%
Willard W. Garvey, Revocable Trust (2)	27,029,095	92.8%
Willard W. Garvey Trust Number Thirteen (2)	27,029,095	92.8%
Jean Garvey, Trustee (2)	27,029,095	92.8%
Directors and Executive Officers:
Jay N. Torok (3) (6)	1,279,916	5.8%
Ron O’Connor (7) (12)	200,000	0.9%
Roger B. Clark (4) (8)	262,393	1.2%
David J. Weber (10) (11)	100,000	0.5%
Daniel Tracy (5) (9)	166,667	0.8%
All directors and Executive Officers as a Group (5 persons)	2,008,976	8.9%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days after December 15, 2004. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder. For purposes of this table, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)	The address for Amortibanc Investments L.C., the Willard Garvey Revocable Trust, the Willard W. Garvey Trust Number Thirteen and Jean Garvey is 7309 E. 21st Street North, Suite 120, Wichita, KS 67206. Amortibanc Investments, L.C. disclaims beneficial ownership of these shares. The Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen are the only members of Amortibanc Investments L.C. and thereby share beneficial ownership of these shares. Jean Garvey is the trustee of the Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen. Includes the assumed conversion of $719,000 of preferred stock into 8,124,446 shares of common stock. Does not include 84,726 shares of common stock owned by David Theroux, Mrs. Garvey’s son-in law, 84,726 shares in the name of Paul Theroux for whom David Theroux is custodian, or 84,726 shares in the name of Drake Theroux, for whom David Theroux is custodian.

(3)	The address for Mr. Torok is 7373 North Scottsdale Road, Suite C-140, Scottsdale, AZ 85253.

(4)	The address for Mr. Clark is 6 Cardinal Road, Hilton Head, SC 29926.

(5)	The address for Mr. Tracy is 88 Wood Pond Road, West Hartford, CT 06107-3541.

(6)	Includes 239,069 shares of common stock owned by Mr. Torok, 10,165 shares owned by Lone Pine Industries, Inc., a company controlled by Mr. Torok, 22,432 shares owned by Western Reserve Environmental Services, a company in which Mr. Torok has an interest, primarily in a joint trust with Anne V. Hodgkins, Mr. Torok’s wife, and 1,008,250 shares of common stock issuable upon the exercise of vested stock options.

(7)	Includes 200,000 shares of common stock issuable upon the exercise of vested stock options. Does not include 100,000 shares of common stock issuable upon the exercise of stock options that will not vest within 60 days of December 15, 2004.

(8)	Includes 62,500 shares of common stock owned by Mr. Clark, 1,976 shares owned by Clark-Bemis Lumber Company, a company controlled by Mr. Clark, and 197,917 shares of common stock issuable upon the exercise of vested stock options. Does not include 33,333 shares of common stock issuable upon the exercise of stock options that will not vest within 60 days of December 15, 2004.

(9)	Included 166,667 shares of common stock issuable upon the exercise of vested stock options. Does not include 33,333 shares of common stock issuable upon the exercise of stock options that will not vest within 60 days of December 15, 2004.

(10)	The address for Mr Weber is 3602 Fallen Palms Court, Houston, TX 77042.

(11)	Included 100,000 shares of common stock issuable upon the exercise of vested stock options. Does not include 200,000 shares of common stock issuable upon the exercise of stock options that will not vest within 60 days of December 15, 2004.

(12)	The address for Mr. O’Connor is 8426 East Shea Boulevard, Suite 17, Scottsdale, AZ 85260.

Item 12. Certain Relationships and Related Transactions

     Prior to March 1, 2003, we owned an 85% interest in Willow Springs Ranch, LLC, with several minority investors owning the remaining 15%. The minority investors included, among others, Lafayette Financial Services, a company that is 50% owned by the Chairman of our board of directors, (“Lafayette”) and another partnership controlled by our Chairman. On March 1, 2003, we bought out the minority investors’ interest in exchange for 640 acres of Arizona ranch land and cancellation of a $134,962 payable.

     The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable of $757,184 on September 30, 2004 represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $3,689,487 and $2,379,178 at September 30, 2004 and September 30, 2003, respectively and are included in land held for development and sale in Arizona properties.

     Effective July 8, 2003, in exchange for a $650,000 note payable, we acquired land in Stafford, Texas for $125,000 and also agreed to acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The $525,000 paid for Stafford Spring was recorded as a deposit pending receipt of final approval of this transaction by HUD. As of September 30, 2004, HUD approval had not yet been received. This note was paid off on September 29, 2003 at a discount of $260,000. The Chairman of our board of directors also owns 33% of Stafford Springs.

     On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), one of our subsidiaries, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, we sold a 7.1% interest in Laguna Investments to Lafayette for $35,500 in partial payment of the note payable to Lafayette. Lafayette is 50% owned by the Chairman of our Board of Directors. On September 29, 2003, we sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, we also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of our projects. Torok Partners is controlled by the Chairman of our Board of Directors. As a result of these transactions, at September 30, 2003 and 2004 we owned 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna .

          In prior years the Company’s operations have been partially financed with advances from Amortibanc Investments, L.C; the company that owns 93% of our outstanding common stock at September 30, 2004. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of related bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. On October 31, 2003, the Company made a payment of $378,587.

     The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. A payable of $161,875 recorded in the payables to related entities section represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.

     The Company has a total interest of 70% in Houston Warren Ranch Partners, LLC (“Warren Ranch”) which is derived from its 55% direct ownership in Warren Ranch as well as a 15% indirect interest from its one third ownership in Jessica Star Partners, LLC. Jessica Star Partners, LLC owns 45% of Warren Ranch and consists of the following members owning a one third interest in the company: Great Western Land & Recreation, Inc., the Chairman of Great Western’s Board of Directors and Brad Dill of BD Realty. As of September 30, 2004 the Company owed $53,250 in fees related to the development of Mallard Crossing and Westchester Lakes.

     The Company sold land at the Willow Springs Ranch to an entity wholly owned by a member of the Company’s Board of Directors. The Company purchased the property back in exchange for a note payable that the Company paid in full on October 1, 2004. The balance of the note payable as of September 30, 2004 was $48,901.

Item 13. Exhibits and Reports on Form 8-K.

(a)	The following documents are filed as part of this Annual Report on Form 10-KSB:

(1)	Consolidated Financial Statements

Page No.
Report of Independent Registered Certified Public Accounting Firm	F-2
Consolidated Balance Sheet as of September 30, 2004	F-3
Consolidated Statements of Operations for the year ended September 30, 2004 and the nine months ended September 30, 2003	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the year ended September 30, 2004 and the nine months ended September 30, 2003	F-5
Consolidated Statements of Cash Flows for the year ended September 30, 2004 and the nine months ended September 30, 2003	F-6
Notes to Consolidated Financial Statements	F-7

(2)	Exhibits

FORM 10-KSB EXHIBIT LIST

Exhibit
No.
10.1	Articles of Incorporation of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 8 of Registration Statement on Form S-18 (No. 33-30679-NY))

10.2	Agreement of Merger of First National Realty Associates, Inc. into Emphatic Mergers (Incorporated by reference to Exhibit 14 of Registration Statement on Form S-18 (No. 33-30679- NY))

10.3	Agreement and Plan of Merger between 1st Realty Investments, Inc. and Great Western Land and Recreation, Inc. dated as of July 23, 2002 (Incorporated by reference to Exhibit 1 of Form 8-K filed with the Commission on July 29, 2002)

10.4	Certificate of Merger of Great Western Land and Recreation, Inc., a Delaware Corporation with and into 1st Realty Investments, Inc., a Nevada Corporation (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed with the Commission on December 29, 2003)

10.5	Great Western Land and Recreation, Inc. Amended and Restated By-Laws (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed with the Commission on December 29, 2003)

10.6	Certificate of Designations of Series A Cumulative Convertible Preferred Stock of 1st Realty Investments, Inc. (Incorporated by reference to Appendix B of Schedule 14C of 1st Realty Investments, Inc. filed with the Commission on January 27, 2003)

10.7	Investment Agreement dated June 29, 2002 by and between Amortibanc Investments, L.C. and Great Western Land and Recreation, Inc. (Incorporated by reference to Exhibit 10.7 of Form 10-KSB filed with the Commission on December 29, 2003)

10.8	Great Western Land and Recreation, Inc. Stock Option Plan (Incorporated by reference to Appendix C of Schedule 14C of 1st Realty Investments, Inc. filed with the Commission on January 27, 2003)

10.9	Form of Great Western Land and Recreation, Inc. Stock Option Agreement (Incorporated by reference to Exhibit 4.02 of Form S-4 of Great Western Land and Recreation, Inc. filed with the Commission on October 16, 2001)

10.10	Agreement of Sale of Partnership Interest, dated July 8, 2003 between Great Western Land

Exhibit
No.
and Recreation, Inc. and Arete Real Estate and Development Co. (Incorporated by reference to Exhibit 10.10 of Form 10-KSB filed with the Commission on December 29, 2003)

10.11	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Torok Partners, L.L.C. (Incorporated by reference to Exhibit 10.11 of Form 10-KSB filed with the Commission on December 29, 2003)

10.12	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Lafayette Financial Services, L.L.C. (Incorporated by reference to Exhibit 10.12 of Form 10-KSB filed with the Commission on December 29, 2003)

10.13	Employment Agreement between Great Western land and Recreation, Inc. and Jay N. Torok dated September 1, 2001 (Incorporated by reference to Exhibit 10.01 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.14	Contribution Agreement by and between Great Western Land and Recreation, Inc., Amortibanc Management, L.C., Amortibanc Investments, L.C., and GWLR, LLC dated as of August 6, 2001 (Incorporated by reference to Exhibit 10.02 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.15	Promissory Note dated January 3, 2002, by and between GWLR Wagon Bow Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.15 of Form 10-KSB filed with the Commission on December 29, 2003)

10.16	Secured Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC (Incorporated by reference to Exhibit 10.16 of Form 10-KSB filed with the Commission on December 29, 2003)

10.17	Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC (Incorporated by reference to Exhibit 10.17 of Form 10-KSB filed with the Commission on December 29, 2003)

10.18	Loan Agreement dated June 23, 2000, by and between Willow Spring Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.21 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.19	Great Western Land and Recreation, Inc. Code of Business Ethics (Incorporated by reference to Exhibit 10.19 of Form 10-KSB filed with the Commission on December 29, 2003)

11	Statement RE: Computation of per Share Earnings (Loss)

21	List of Subsidiaries

31.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

(b)	Reports on Form 8-K during the quarter ended September 30, 2004

9/29/2004 8/17/2004 8/16/2004	Item 8.01 Item 5 Item 5

Item 14. Principal Accountant Fees and Services

Audit fees

The aggregate fees billed in each of the fiscal years ended September 30, 2004 and 2003 for professional services rendered by our principal accountants for the audit of our annual financial statements, the review of our quarterly financial statements, or services that are normally provided by the accountant in connection with statutory and regulatory filings were $91,306 and $135,796 respectively.

Audit-related fees

There were no fees billed for services rendered by our principal accountants which are reasonably related to the performance of the annual audit or quarterly reviews which are not disclosed above under “Audit fees” for the fiscal years ended September 30, 2004 and 2003.

Tax fees

The aggregate fees billed in each of the fiscal years ended September 30, 2004 and 2003 for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning were $5,474 and $1,300 respectively.

All other fees

None.

The audit committee pre-approves all auditing and permitted non-auditing services provided by our principal accountants, and pre-approves the estimated cost for such services.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN LAND AND RECREATION, INC.
(Registrant)
Date: January 18, 2005	By /s/ Jay N. Torok

Jay N. Torok
Chairman of the Board and Principal Financial Officer (see explanatory note)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jay N. Torok	Chairman of the Board, Principal Executive Officer, and Principal Financial Officer (see explanatory note)	January 18, 2005
Jay N. Torok

/s/ David J. Weber	Director and Chief Operating Officer	January 18, 2005
David J. Weber

/s/ Daniel Tracy	Director	January 18, 2005
Daniel Tracy

/s/ Roger B. Clark	Director	January 18, 2005
Roger B. Clark

Explanatory note: Ron O’Connor resigned as Chief Financial Officer effective November 19, 2004. Jerome L. Joseph was appointed Chief Financial Officer effective December 15, 2004. However, because Mr. Joseph was not the Company’s Chief Financial Officer for the period covered by this report, Jay N. Torok has been appointed by the Company’s Board of Directors to act as the Principal Financial Officer for purposes of filing this report.

GREAT WESTERN LAND AND RECREATION, INC.

CONTENTS

PAGE
Report of Independent Registered Certified Public Accounting Firm	F-2
Consolidated Balance Sheet, September 30, 2004	F-3
Consolidated Statements of Operations, for the year ended September 30, 2004 and the nine months ended September 30, 2003	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), for the year ended September 30, 2004 and the nine months ended September 30, 2003	F-5
Consolidated Statements of Cash Flows, for the year ended September 30, 2004 and the nine months ended September 30, 2003	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Great Western Land and Recreation, Inc.

We have audited the accompanying consolidated balance sheet of Great Western Land and Recreation, Inc. (a Nevada corporation) as of September 30, 2004 and the related consolidated statements of operations , stockholders’ equity and comprehensive income, and cash flows for the year ended September 30, 2004 and the nine months ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Western Land and Recreation, Inc. as of September 30, 2004 and the consolidated results of its operations and its cash flows for the year ended September 30, 2004 and the nine months ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Wichita, Kansas
November 11, 2004

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2004

ASSETS
Cash and cash equivalents	$1,675,690
Notes receivable	311,343
Land held for development and sale	10,542,558
Receivable from related entities	33,867
Property and equipment, net of accumulated depreciation of $67,318	95,459
Other	704,929

$13,363,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$5,548,164
Subordinated debt	3,237,964
Payable to related entities	1,021,210
Accounts payable and other accrued liabilities	976,869

Total liabilities	10,784,207

Minority interest	34,504

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 22,580 shares issued and outstanding; 20,000 additional shares issued, held by a subsidiary and reported as treasury shares; liquidation value - $1,539,000 at September 30, 2004	1,390,617
Common stock, $0.001 par value; 30,000,000 shares authorized; 21,008,399 shares issued and outstanding	21,008
Additional paid-in capital	2,576,898
Accumulated other comprehensive loss	(733)
Accumulated deficit	(1,442,655)

Total stockholders’ equity	2,545,135

$13,363,846

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Nine
	Year ended	months ended
	September 30,	September 30,
	2004	2003
Land and lot sales	$6,418,352	$2,263,056
Cost of land and lot sales	5,014,922	1,182,336

Gross profit on sales	1,403,430	1,080,720

Operating, selling, general and administrative expense	1,684,539	1,112,925
Loss on impairment of long-lived assets	372,780	—

Loss from operations	(653,889)	(32,205)
Other income (expense)
Interest expense	(482,975)	(382,953)
Interest income	7,399	112,891
Equity in losses of unconsolidated companies	(88,570)	(73,336)
Gain on settlement of note payable	—	260,000
Other income (loss)	68,262	131,620

	(495,884)	48,222

Earnings (loss) before minority interest	(1,149,773)	16,017

Minority interest	(3,275)	(832)

Net earnings (loss)	$(1,153,048)	$15,185

Net earnings (loss) per common and common equivalent share
Basic and diluted	$(0.06)	$—

Weighted average common and common equivalent shares outstanding
Basic and diluted	20,886,002	20,781,965

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Year ended September 30, 2004 and nine months ended September 30, 2003

						Accumulated
						Other
					Additional	compre-		Compre-
	Preferred Stock		Common Stock		paid-in	hensive	Accumulated	hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	Income (Loss)
Balance, December 31, 2002	14,380	$628,559	20,781,965	$20,782	$2,334,045	$(703)	$(302,742)	$—
Subordinated debt converted to capital	—	—	—	—	293,106	—	—	—
Amortization of discount on preferred stock	—	31,850	—	—	(31,850)	—	—	—
Change in unrealized loss on marketable securities	—	—	—	—	—	(30)	—	(30)
Net earnings	—	—	—	—	—	—	15,185	15,185

Comprehensive income for the nine months ended September 30, 2003								$15,155

Balance, September 30, 2003	14,380	660,409	20,781,965	20,782	2,595,301	(733)	(287,557)
Rounding adjustment due to reverse stock split	—	—	3,434	3	(3)	—	—	—
Issuance of preferred stock in exchange for land	8,200	678,581	—	—	—	—	—	—
Issuance of preferred stock to subsidiary and reported as treasury stock	20,000	1,000,000	—	—	—	—	—	—
Preferred stock held by subsidiary and reported as treasury stock	(20,000)	(1,000,000)	—	—	—	—	—	—
Amortization of discount on preferred stock	—	51,627	—	—	(51,627)	—	—	—
Issuance of common stock in exchange for minority interest and an option to purchase land	—	—	100,000	100	14,900	—	—	—
Payment of dividends on preferred stock	—	—	—	—	—	—	(2,050)
Stock option excercises	—	—	123,000	123	18,327	—	—	—
Net loss	—	—	—	—	—	—	(1,153,048)	(1,153,048)

Comprehensive loss for the year ended September 30, 2004								$(1,153,048)

Balance, September 30, 2004	22,580	$1,390,617	21,008,399	$21,008	$2,576,898	$(733)	$(1,442,655)

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Nine
	Year ended	months ended
	September 30,	September 30,
	2004	2003
Cash flows provided by (used in) operating activities
Net earnings (loss)	$(1,153,048)	$15,185
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,021	35,762
Accrued interest expense included in debt	375,089	334,253
Deferred income taxes	—	858
Accretion of interest income	—	(9,254)
Collection of notes receivable relating to prior years’ sales	2,425	1,560,935
Uncollected notes receivable from current year sales	(243,650)	(47,230)
Loss on disposal of property, plant and equipment	92,886	14,059
Loss on impairment of long-lived assets	372,780	—
Equity in losses of unconsolidated companies	88,570	73,336
Minority interests in earnings of consolidated subsidiaries	3,275	832
Gain on settlement of note payable	—	(260,000)
Gain on sale of investment in unconsolidated company	—	(37,349)
Changes in operating assets and liabilities:
Land held for development and sale	(534,097)	(808,273)
Other assets	25,504	(759,822)
Accounts payable and other accrued liabilities	356,283	296,288

Net cash provided by (used in) operating activities	(566,962)	409,580

Cash flows provided by (used in) investing activities
Collection of receivable from related entities	34,213	46,628
Investment in unconsolidated company	—	(53,530)
Purchases of property and equipment	(53,577)	(47,215)
Proceeds from sale of property and equipment	40,000	11,577

Net cash provided by (used in) investing activities	20,636	(42,540)

Cash flows from financing activities
Issuance of notes payable	5,192,501	1,368,549
Payments on notes payable	(3,985,135)	(1,289,114)
Issuance of note payable to related entity	150,000	—
Increase in payable to related entities	125,783	—
Decrease in subordinated debt	(378,377)	—
Payment of dividends on preferred stock	(2,050)	—
Proceeds from stock options exercised	18,450

Net cash provided by financing activities	1,121,172	79,435

Net increase in cash and cash equivalents	574,846	446,475

Cash and cash equivalents at beginning of period	1,100,844	654,369

Cash and cash equivalents at end of period	$1,675,690	$1,100,844

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$53,682	$58,394
Cash paid during the period for income taxes	—	14,960
Noncash investing and financing activities
Accrued interest capitalized included in debt	165,778	41,989
Transfer of Wagon Bow ranch land in exchange for minority interest in Houston Warren Ranch LLC	15,614	—
Transfer of Wagon Bow Ranch land in exchange for minority interest in Willow Springs Ranch, LLC and a reduction in the payable to minority investors	—	134,962
Preferred stock issued in exchange for land in Houston, Texas	678,581	—
Common stock issued in exchange for 47.5% minority interest in Firebird Financial, LLC and an option to purchase land	15,000	—
Subordinated debt issued in exchange for land in College Station, Texas	70,000	—
Subordinated debt converted to capital	—	293,106
Sale of investment in unconsolidated company in exchange for partial payment of advances from related entities	—	31,855
Sale of investment in unconsolidated company in exchange for minority interest	—	15,000

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Basis of presentation and business

The accompanying consolidated financial statements as of September 30, 2004 and for the year ended September 30, 2004 and the nine months ended September 30, 2003 include the accounts of Great Western Land and Recreation, Inc. and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

The Company is engaged principally in the acquisition, development and sale of land located in Houston and College Station Texas, Phoenix and Glendale, Arizona and certain country areas of New Mexico and Arizona. Transactions include both retail and non-retail land sales, depending upon the progress of the development and sub-division process.

The Company maintains its records and prepares its financial statements in accordance with accounting principles generally accepted in the United States of America for real estate operations.

Great Western Land & Recreation, Inc. is incorporated in the state of Nevada.

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

3. Land held for development and sale

Land held for development and sale is carried at cost plus development costs, loan costs, interest and real estate taxes incurred during the period the development is in process. Impairment of the carrying cost of land is evaluated by comparison of estimated fair value less cost to sell. Estimated fair value less cost to sell is based upon sales in the normal course of business less estimated development costs to complete and dispose of the property. The accumulated land cost is charged to cost of sales based upon the computed average lot cost at the time of sale, which is not materially different than the relative fair value basis.

4. Notes receivable

The Company evaluates the collectibility of the notes receivable and charges off any uncollectible balances. If notes receivable become more than 90 days past due in the payment of interest such notes are placed on non-accrual status until they are no longer more than 90 days past due. Notes receivable from the retail sale of certain real estate lots and parcels are sold to third parties. The Company retains no ownership or remaining interest in these properties or responsibilities for any future expenses related to these properties except that the notes are subject to recourse. See Note K for additional discussion.

The Company sells the majority of its notes receivable to an unrelated third party with recourse for credit defaults. The buyer holds back a portion of the sales proceeds, reported on the balance sheet in other assets as $177,286, net of an allowance for recourse losses. The Company primarily considers down payments, sales of other properties in the development, and payment history in making decisions about the needed allowance.

5. Advertising costs

Advertising costs are expensed as incurred and are included in operating, selling, general and administrative expense. Total advertising cost was $102,191 and $73,025 for the year ended September 30, 2004 and for the nine months ended September 30, 2003, respectively.

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

7. Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is responsible for making estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and it is reasonably possible that the allowance established for recourse chargebacks could materially change in the near future.

8. Cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

9. Financial instruments

The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short maturities of the instruments. Notes receivable approximate fair value considering the quality of the credit, payment terms, property sold and market based interest rates. Related entities’ receivables/payables bear market-based rates and approximate fair value. The notes payable and subordinated debt also approximate fair value based on interest rates, payment terms and the Company’s current incremental borrowing rates for similar type borrowing arrangements.

10. Net earnings (loss) per share

Basic net earnings (loss) per share is calculated by dividing net earnings (loss) less preferred stock dividends applicable to the period by the average number of common shares outstanding during the period. Diluted net earnings (loss) per share is the same as basic net earnings (loss) per share because the convertible preferred stock and the stock options are anti-dilutive and therefore excluded from the computation.

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

The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended September 30, 2004 and the nine months ended September 30, 2003.

		Nine months
	Year ended	ended
	September 30,	September 30,
	2004	2003
Net earnings (loss) as reported	$(1,153,048)	$15,185
Deduct: Total stock-based employee compensation expense determined under fair value based method (1)	(68,995)	(9,967)

Pro forma net earnings (loss)	$(1,222,043)	$5,218

Earnings (loss) per share:
Basic and diluted - as reported	$(0.06)	$—

Basic and diluted - pro forma	$(0.06)	$—

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no dividends. Such life is based on all options being exercised just prior to expiration.

NOTE B — NOTES RECEIVABLE

Notes receivable at September 30, 2004 consist of notes receivable from lot sales to individuals, bearing interest at 9.5%, payable in monthly aggregated principal and interest payments of $2,388 through September 2024. These notes are collateralized by the lots sold.

Maturities for notes receivable as of September 30, 2004 follow:

2005	59,333
2006	6,959
2007	7,649
2008	8,408
2009	9,243
Thereafter	219,751

$311,343

Included in 2005 maturities are two loans totaling $53,215 which are in foreclosure.

NOTE C — LAND HELD FOR DEVELOPMENT AND SALE

The cost of land held for development and sale is comprised of the following at September 30, 2004:

	Houston,	New
	Texas	Mexico	Arizona
	properties	properties	properties	Total
Land acquisition costs	$4,765,127	$4,661,638	$3,526,645	$12,953,410
Development costs	2,775,852	433,303	2,567,247	5,776,402
Capitalized interest	249,161	68,817	264,747	582,725
Capitalized taxes	68,602	—	56,922	125,524
Capitalized loan costs	400,231	58,584	645	459,460

Total	8,258,973	5,222,342	6,416,206	19,897,521
Less cumulative allocation to cost of sales	2,568,351	5,128,151	1,658,461	9,354,963

	$5,690,622	$94,191	$4,757,745	$10,542,558

The above summary includes only properties with remaining unsold land. Properties are deleted when 100% developed and sold.

NOTE D — RELATED ENTITIES

Related entity receivables/payables are as follows at September 30, 2004:

Receivable from related entities:
Minority investor in Houston Warren Ranch Partners, LLC (2)	$18,125
Other	15,742

$33,867

Payable to related entities:
Minority investors in Glendale Condominiums, LLC (1)	$757,184
Minority investor in Houston Warren Ranch Partners, LLC (4)	53,250
Repurchase of ranch property from board member (5)	48,901
Minority investors in Villa Maria, LLC (3)	161,875

$1,021,210

The subordinated debt is also due to a related entity. See Note H for further discussion.

(1)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $3,477,688 and $2,379,178 at September 30, 2004 and September 30, 2003, respectively and are included in land held for development and sale in Arizona properties.

(2)	The Company has a total interest of 70% in Houston Warren Ranch Partners, LLC (“Warren Ranch”) which is derived from its 55% direct ownership in Warren Ranch as well as a 15% indirect interest from its one third ownership in Jessica Star Partners, LLC. Jessica Star Partners, LLC owns 45% of Warren Ranch and consists of the following members owning a one third interest in the company: Great Western Land & Recreation, Inc., the Chairman of Great Western’s Board of Directors and Brad Dill of BD Realty. The note receivable from Jessica Star Partners, LLC bears interest at 10%, with principal and interest due on September 24, 2004.

(3)	The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.

(4)	During the year the Company paid BD Realty $64,811 in fees related to the development of Mallard Crossing and Westchester Lakes, as well as rent on the Houston Office which is leased from them.

(5)	The Company sold land at the Willow Springs Ranch to an entity wholly owned by a member of the Company’s Board of Directors. The Company purchased the property back in exchange for a note payable that the Company paid in full on October 1, 2004. The Company recognized no gain or loss in relation to this transaction.

NOTE E — INVESTMENT IN UNCONSOLIDATED COMPANY

On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette Financial Services, L.L.C. (“Lafayette”) for $35,500 in partial payment of the note payable to Lafayette. Lafayette is 50% owned by the Chairman of the Company’s Board of Directors with the remaining ownership balance belonging to one outside investor. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at September 30, 2004, the Company owns 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna.

This investment in Laguna is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since the date of acquisition. At September 30, 2004 the Company’s investment balance in Laguna was $-0-. Under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna. Laguna Investments L.L.C. paid in additional capital of $53,530, which was paid in fiscal 2003. As a result of this payment, unrecognized equity losses from prior periods were recorded in the nine months ended September 30, 2003 to the extent of the capital call. Unrecognized losses from Laguna as of September 30, 2004 total $298,797.

In September 2004, the Company was notified by the managers of the apartment complex that the property was under contract to be sold. The property’s sales price is $14,550,000, which should yield the Company approximately a $500,000 gain. The sale of the apartment complex is expected to close in February 2005.

Summarized unaudited financial information for Laguna is as follows:

September 30,
2004
Current assets	$13,486
Noncurrent assets	8,030,223

Total assets	$8,043,709

Current liabilities	$144,533
Noncurrent liabilities	9,159,972
Members’ capital	(1,260,796)

$8,043,709

		Nine months
	Year ended	ended
	September 30,	September 30,
	2004	2003
Revenues	$1,430,274	$1,132,145
Net loss	(522,125)	(368,907)

NOTE F — OTHER ASSETS

Other assets consist of the following as of September 30, 2004:

Financing reserve receivable, net of allowance of $31,286	$177,286
Debt origination fees	47,829
Prepaid expenses, advances and other	74,227
Deposits (1)	265,844
Project costs and other	139,743

$704,929

(1)	Effective July 8, 2003, in exchange for a $650,000 note payable, the Company acquired land in Stafford, Texas for $125,000 and also agreed to become a general partner and acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The $525,000 paid for Stafford Spring is recorded as a deposit pending receipt of final approval of this transaction by HUD. The Company has recorded its 34% of Stafford Springs losses since July 8, 2003. The Company recorded losses of $88,570 in 2004 and $19,806 in 2003, which is included in equity in losses of unconsolidated companies. As of September 30, 2004, HUD approval had not yet been received. This note was paid off on September 29, 2003 at a discount of $260,000. The Chairman of the Company’s board of directors also beneficially owns or controls as a fiduciary 33% of Stafford Springs. Because the project is for sale, we have also evaluated the carrying value of our investment in Stafford Springs compared to the fair value of the project and the amount of our investment that would likely be recovered upon sale. We have concluded that our investment in Stafford Springs exceeds the amount that we would likely be able to recover upon sale of the project, and have therefore written down the carrying value of the deposit for Stafford Springs by $160,891.

HUD approval of the transaction was received on November 8, 2004. The Company is currently evaluating Stafford Springs to determine if it will be consolidated under FIN No. 46R, “Consolidation of Variable Interest Entities.” If it is determined that consolidation is required it will be consolidated as of November 8, 2004.

Summarized unaudited financial information for Stafford Springs is as follows:

September 30,
2004
Current assets	$116,077
Restricted assets	219,154
Property and equipment	9,777,370
Other assets	531,681

$10,644,282

Current liabilities	$374,809
Long term liabilities	11,345,297
Accumulated deficit	(1,075,824)

$10,644,282

Nine months ended
September 30,
2004
Net revenues	$1,169,820
Operating expenses	(587,606)
Interest	(621,691)
Depreciation and amortization	(222,142)

Net loss	$(261,619)

NOTE G — NOTES PAYABLE

Notes payable consist of the following at September 30, 2004:

Texas Properties
Notes payable to various financial institutions bearing interest at 1% to 2% over prime (4.75% at September 30, 2004). The interest payments are due monthly and the loans have maturity dates through December, 2005. Principal reductions are primarily made as developed lots are sold - collateralized by Texas real estate	$3,492,686
Arizona Ranch Properties
Note payable to financial institution, bearing interest at a fixed rate of 11%. Interest payments are due monthly with principal reductions made as lots are sold, remaining balance due March 2006, - collateralized by Arizona real estate	1,093,231
Other Arizona Properties
Notes payable to financial institution for construction of a condominium complex, bearing interest at variable rates of 6.5% to 7.0%. Interest payments are due monthly, with principal reductions made as condominiums are sold, remaining balance due April, 2005 - collateralized by Arizona real estate	887,983
Other	74,264

$5,548,164

Maturities for notes payable as of September 30, 2004 follow:

Year ended September 30,
2005	$3,264,189
2006	1,173,094
2007	1,100,225
2008	5,301
2009	5,355
Thereafter	—

$5,548,164

NOTE H — SUBORDINATED DEBT

The Company’s operations have been partially financed with advances in prior years from Amortibanc Investments, L.C. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of related bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. On

October 31, 2003, the Company made a payment of $378,587. Also included in subordinated debt is a note payable related to the purchase of land in College Station, Texas for the Woodland Court condominium project. The note bears interest at 5.0% and is subordinate to the loans on this property. Principal on the note is due on April 1, 2009, with interest payments due quarterly. The balance due on this note, including accrued interest, is $70,875 and $0 on September 30, 2004 and September 30, 2003, respectively. The total advances and accrued interest due are $3,237,964 and $3,319,684 at September 30, 2004 and September 30, 2003, respectively.

Subordinated debt of $293,106 was converted to equity in the Company by Amortibanc Investments, L.C. effective September 30, 2003.

NOTE I - OPERATING LEASES

The Company leases office space, vehicles and equipment under operating leases. Future minimum lease payments under these agreements are as follows:

Year ending September 30,
2005	$63,004
2006	56,851
2007	58,168
2008	59,485
2009	47,080
Thereafter	—

Total rent expense was $64,408 and $90,673 for the year ended September 30, 2004 and the nine months ended September 30, 2003, respectively.

NOTE J - PROFIT-SHARING RETIREMENT PLAN

The Company maintains a 401(k) profit-sharing plan for the benefits of its eligible employees. The Company makes a matching contribution equal to 100% of each participant’s eligible contributions to a maximum of 3% of each participant’s compensation. The Company can also make a discretionary contribution determined annually by the Board of Directors. Contribution expense incurred by the Company was $11,954 and $9,683 for the year ended September 30, 2004 and for the nine months ended September 30, 2003, respectively.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company has sold notes receivable with repayment terms of up to 20 years, with recourse upon nonpayment by the debtor, of $429,755 during the year ended September 30, 2004 and $383,968 during the nine months ended September 30, 2003. The remaining balances due, with recourse, of all notes sold are $1,455,827 as of September 30, 2004.

Fifteen percent of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance is $208,572 at September 30, 2004 and is included in other assets, net of an allowance established for recourse chargeback of $31,286. If the Company incurs a chargeback, ownership of the original land sold will revert to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the year ended September 30, 2004, the Company received two chargebacks totaling $53,214. The Company did not incur a loss in relation to the chargebacks.

From time-to-time the Company is involved in litigation arising in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of any such matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

The Company entered into a five-year employment agreement with its CEO during 2001. In the event the Company consummates an acquisition (as defined in the agreement) during the terms of the agreement, the contract provides for salary increases and issuance of options to acquire a total of 600,000 common shares of the surviving corporation at a price not to exceed the fair market value of such shares on the closing date of the acquisition. The agreement also provides for severance payments upon termination in the amount of the total compensation for the remainder of the contract terms and a consulting arrangement upon retirement of the president.

NOTE L - PREFERRED STOCK

The Company has authorized three series of preferred stock: Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), Series B Cumulative Convertible Preferred Stock (“Series B Preferred”) and Series C Cumulative Convertible Preferred Stock (“Series C Preferred”). As of September 30, 2004, there are 14,380 shares of Series A Preferred and 8,200 shares of Series C Preferred issued and outstanding. As of September 30, 2004, 20,000 shares of Series B Preferred have been issued and are held by a subsidiary of the Company.

Series A Preferred Stock

Effective June 28, 2002, the Company issued 14,380 shares of Series A Preferred with a liquidation value of $719,000. The Series A Preferred is senior to the Series B Preferred and to the Series C Preferred, and is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. The Series A Preferred has a cumulative dividend, payable semi-annually at the following rates:

First year from the date of issuance	0% per annum
Second year from the date of issuance	2% per annum
Third year from the date of issuance	4% per annum
Fourth year from the date of issuance	5% per annum
Fifth year from the date of issuance	6% per annum
Thereafter	7% per annum

As the Series A Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $114,071, which is being amortized to additional paid in capital over the period of increasing dividend rates of the stock. The balance of the Series A Preferred (net of unamortized discount) was $689,694 and $660,409 at September 30, 2004 and September 30, 2003, respectively. At September 30, 2004, dividends in arrears totaled $14,380, or $1.00 per share.

Series B Preferred Stock

Effective June 1, 2004, the Company issued 20,000 shares of Series B Preferred with a liquidation value of $1,000,000 to Houston Warren Ranch Partners, LLC, a majority-owned subsidiary of the Company. The Series B Preferred was then pledged by Houston Warren Ranch Partners, LLC as collateral on a loan. The Series B Preferred ranks junior to the Series A Preferred, but is senior to the Series C Preferred, and is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. The Series B Preferred has a cumulative dividend, payable semi-annually at the following rates:

First year from the date of issuance	2.0% per annum
Second year from the date of issuance	3.0% per annum
Third year from the date of issuance	3.5% per annum
Thereafter	4.0% per annum

As a majority-owned subsidiary of the Company, the accounts of Houston Warren Ranch Partners, LLC are included in the accompanying consolidated financial statements. Accordingly, the shares and dividends of Series B Preferred owned by Houston Warren Ranch Partners, LLC are not reported in the accompanying consolidated balance sheet.

Series C Preferred Stock

Effective March 31, 2004, the Company issued 8,200 shares of Series C Preferred with a liquidation value of $820,000. The shares were issued in exchange for land with a fair market value of $678,581. The Series C Preferred ranks junior to the Series A Preferred and to the Series B Preferred, and is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at the following prices:

First year from the date of issuance	$1.00 per share of common stock
Second through fourth years from the date of issuance	$2.00 per share of common stock
Thereafter	$3.50 per share of common stock

The Series C Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates:

First year from the date of issuance	1% per annum
Second year from the date of issuance	2% per annum
Third year from the date of issuance	3% per annum
Fourth year from the date of issuance	4% per annum
Fifth year from the date of issuance	5% per annum
Thereafter	7% per annum

As the Series C Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $141,419, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series C Preferred was $700,923 on September 30, 2004. There were no dividends in arrears at September 30, 2004

NOTE M - STOCK OPTION PLAN

The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees who have been with the Company for over five years vest immediately. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in 2003 and 2004 were at exercise prices which approximated the fair market value of the Company’s common stock at the date of grant. Prior to the time a public market existed for the Company’s common stock, fair market value was determined by the Board of Directors. Thereafter, fair value was determined by the most recent closing price for the Company’s common shares on the over-the-counter bulletin board on the date of grant. At September 30, 2004 options for 1,210,500 shares of common stock were available for issuance under the plan. Additional information with respect to stock option plan activity is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
January 1, 2003	1,843,750	$0.18
Grants	200,000	0.15

September 30, 2003	2,043,750	0.18
Grants	950,000	0.33
Exercises	(123,000)	0.15
Cancellations	(581,250)	0.20

September 30, 2004	2,289,500	$0.24

Outstanding options expire at various dates through July 2013. The weighted-average exercise price of options which were exercisable at September 30, 2004 was $0.22. Options outstanding and options exercisable at September 30, 2004 are as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
Exercise	of	Contractual	of	Contractual
Prices	Shares	Life (in years)	Shares	Life (in years)
$ 0.15	1,327,000	7.5	1,110,334	7.3
$ 0.31	750,000	9.9	550,000	9.9
$ 0.35	100,000	9.8	—
$ 0.65	50,000	9.6	—
$ 0.80	62,500	5.1	62,500	5.1

	2,289,500		1,722,834

NOTE N - INCOME TAXES

Due to the net losses of $1,153,048 for the year there were no deferred tax assets and/or liabilities recorded for the year ended September 30, 2004. The net losses will be carried forward to be used against future profits. The tax deferred assets and liabilities were as follows at September 30, 2004 and September 30, 2003:

	September 30,	September 30,
	2004	2003
Deferred tax assets
Net operating loss carry forwards	$297,105	$—
Impairment writedown	149,076	—
Allowance for doubtful accounts	12,514	11,043
Expense attributable to related entity	—	24,042

	458,695	35,085
Less valuation allowance	(451,997)	(15,950)

	6,698	19,135
Deferred tax liability
Depreciation of property and equipment	6,698	7,056

	$—	$12,079

The Company has a valuation allowance against the deferred tax assets, as their realization is dependent upon future taxable income.

Income tax expense is comprised of the following:

	Year	Nine months
	ended	ended
	September 30,	September 30,
	2004	2003
Current expense (benefit)	$(12,079)	$(858)
Deferred tax expense (benefit)	12,079	858

Income tax expense	$—	$—

A reconciliation of income taxes computed at the federal statutory rate of 34% to income tax expense is as follows:

	Year	Nine months
	ended	ended
	September 30,	September 30,
	2004	2003
Income tax expense (benefit) at statutory rate	$(392,036)	$5,163
Increase (decrease) in deferred tax valuation allowance	436,047	(858)
Difference due to progressive statutory rates	—	(2,885)
Other, primarily state income taxes	(44,011)	(1,420)

	$—	$—

At September 30, 2004, the Company had approximately $742,764 of net operating loss carryforwards expiring through 2024.

NOTE O — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

During the fourth quarter of 2004, the Company recorded impairment charges of $372,780 in connection with the Company’s evaluation of the carrying value of its long-lived assets.

Consolidated quarterly financial information is as follows:

	Year ended September 30, 2004
Quarter ended	Dec 31	Mar 31	Jun 30	Sep 30
Revenue	$288,876	$520,747	$628,153	$4,980,576
Operating income (loss)	(270,590)	(101,469)	(89,668)	(192,162)
Net earnings (loss)	(372,155)	(212,640)	(241,477)	(326,776)
Net earnings (loss) per common and common equivalent share	$(0.02)	$(0.01)	$(0.01)	$(0.02)

	Nine months ended September 30, 2003
Quarter ended	Mar 31	Jun 30	Sep 30
Revenue	$694,590	$879,587	$688,879
Operating income (loss)	(197,111)	121,421	43,485
Net earnings (loss)	(403,007)	76,553	341,639
Net earnings (loss) per common and common equivalent share	$(0.02)	$—	$0.02

NOTE P — RELATED PARTY TRANSACTIONS

Prior to March 1, 2003, the Company owned an 85% interest in Willow Springs Ranch, LLC, with several minority investors owning the remaining 15%. The minority investors included, among others, Lafayette Financial Services, L.L.C., a company that is 50% owned by the Chairman of the Company’s board of directors, (“Lafayette”) and another partnership controlled by the Chairman. On March 1, 2003, the Company bought out the minority investors’ interest in exchange for 640 acres of Arizona ranch land and cancellation of a $134,962 payable.

Effective July 8, 2003, in exchange for a $650,000 note payable, the Company acquired land in Stafford, Texas for $125,000 and also agreed to become a general partner and acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The $525,000 paid for Stafford Spring is recorded as a deposit pending receipt of final approval of this transaction by HUD (see Note F). As of September 30, 2004, HUD approval had not yet been received. This note was paid off on September 29, 2003 at a discount of $260,000. The Chairman of the Company’s board of directors also owns 33% of Stafford Springs.

On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette for $35,500 in partial payment of the note payable to Lafayette. Lafayette is 50% owned by the Chairman of the Company’s Board of Directors. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at September 30, 2004 and September 30, 2003, the Company owns 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna (see Note E).

In December 2003, three members of the Company’s Board of Directors invested a total of $150,000 in exchange for a subordinated note payable from Villa Maria, LLC and a 17.5% minority interest in Villa Maria, LLC. The Company currently owns the remaining 82.5% of Villa Maria, LLC together with a subordinated payable. Villa Maria, LLC is constructing Woodland Court, a planned 43-unit condominium project located in College Station, Texas. Interest on the $150,000 balance accrues at 10% per annum, with principal and interest due at the end of the project (see Note D). The Company believes that the terms of the subordinated note payable are at least as good as it could have obtained through arms-length negotiations.

NOTE Q — CHANGE IN FISCAL YEAR

On June 4, 2003 the Company changed its year-end from December 31 to September 30. As a result of this change, fiscal 2003 was a short year, which ended on September 30, 2003 and consisted of only nine months. Comparable consolidated information regarding the Company’s audited results of operations and cash flows for the year ended September 30, 2004 and unaudited results of operations and cash flows for the year ended September 30, 2003 is as follows:

	Year ended September 30,
	2004	2003
		Unaudited
Land and lot sales	$6,418,352	$3,500,259
Cost of land and lot sales	5,014,922	1,673,176

Gross profit on sales	1,403,430	1,827,083

Operating, selling, general and administrative expense	1,684,539	1,682,324
Loss on impairment of long-lived assets	372,780	—

Income (loss) from operations	(653,889)	144,759
Other income (expense)
Interest expense	(482,975)	(499,257)
Interest income	7,399	125,615
Equity in losses of unconsolidated companies	(88,570)	(73,336)
Gain on settlement of note payable	—	260,000
Settlement of quepasa.com claim	—	405,750
Other	68,262	230,358

	(495,884)	449,130

Earnings (loss) before minority interest	(1,149,773)	593,889

Minority interest	(3,275)	(1,000)

Net earnings (loss)	$(1,153,048)	$592,889

Net earnings (loss) per common and common equivalent share
Basic and diluted	$(0.06)	$0.03

Weighted average common and common equivalent shares outstanding
Basic and diluted	20,886,002	20,781,965

	Year ended September 30,
	2004	2003
		Unaudited
Cash flows provided by (used in) operating activities
Net earnings (loss)	$(1,153,048)	$592,889
Adjustments to reconcile net earnings (loss) to net cash provided by (used in ) operating activities	738,396	1,769,417
Changes in operating assets and liabilities	(152,310)	(1,062,860)

Net cash provided by (used in) operating activities	(566,962)	1,299,446

Cash flows provided by (used in) investing activities
Collection of receivables from related entities	34,213	38,792
Investment in unconsolidated company	—	(53,530)
Purchases of property and equipment	(53,577)	(47,977)
Proceeds from sale of property and equipment	40,000	11,577

Net cash provided by (used in) investing activities	20,636	(51,138)

Cash flows provided by (used in) financing activities
Issuance of notes payable	5,192,501	1,464,031
Payments on notes payable	(3,985,135)	(1,956,898)
Issuance of note payable to related entities	150,000	—
Increase (decrease) in payable to related entity	125,783	(22,162)
Decrease in subordinated debt	(378,377)	(133,253)
Payment of dividends on preferred stock	(2,050)	—
Proceeds from stock options excercised	18,450	—

Net cash provided by (used in) financing activities	1,121,172	(648,282)

Net increase in cash and cash equivalents	574,846	600,026

Cash and cash equivalents at beginning of period	1,100,844	500,818

Cash and cash equivalents at end of period	$1,675,690	$1,100,844

NOTE R — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement 123” (“SFAS 123”). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (“prospective method”). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (“retroactive restatement method”) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (“modified prospective method”). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principals Board Option No. 25, “Accounting for Stock issued to Employees” and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new disclosure requirement of SFAS 148 in these financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”). This statement requires companies to recognize the compensation cost related to share-based payment transactions, including stock options, in their financial statements based on the fair market value of the equity or liability instruments issued. The effective date of SFAS 123(R) will be the interim reporting period ended March 31, 2006. See Note A(11) for pro forma information on the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) as of September 30, 2004.

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

NOTE S – SUBSEQUENT EVENT

On November 8, 2004, HUD approved the Stafford Springs transaction. (See Note F and Note P.)

NOTE T – LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS

The Company has experienced various construction delays and substantial changes to the building plans and specifications during the development of Phase I of our Glendale Springs Condominiums. These delays and plan changes are principally the result of changes required by the city of Glendale after the commencement of construction, notwithstanding the city’s prior approval of the plans and specifications. We believe substantially all the changes required by the city have been completed, and that further delays and unexpected cost increases in Phase I and Phase II are unlikely.

Because of these cost issues the Company has examined the carrying value of Glendale Springs compared to its fair value. As a result of this examination the Company’s management has concluded, in accordance with the applicable accounting literature, that the carrying value of the project exceeds its fair value by $211,799. Therefore, the carrying value of Glendale Springs has been reduced by that amount.

The Company has an investment in #22 Stafford Springs LTD (“Stafford Springs”), which is recorded in other assets as a deposit pending approval of our investment by HUD. Stafford Springs owns an apartment project in Stafford, Texas called Summer Park. Because the project is for sale, the Company has also evaluated the carrying value of the Stafford Springs investment compared to the fair value of the project and the amount of that investment that would likely be recovered upon a sale of the project. The Company’s management has concluded that the investment in Stafford Springs exceeds the amount that would likely be recoverable upon sale of the project, and has therefore reduced the carrying value of the investment in Stafford Springs by $160,891.

2004 10-KSB EXHIBIT INDEX

Exhibit
No.
10.1	Articles of Incorporation of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 8 of Registration Statement on Form S-18 (No. 33-30679-NY))

10.2	Agreement of Merger of First National Realty Associates, Inc. into Emphatic Mergers (Incorporated by reference to Exhibit 14 of Registration Statement on Form S-18 (No. 33-30679- NY))

10.3	Agreement and Plan of Merger between 1st Realty Investments, Inc. and Great Western Land and Recreation, Inc. dated as of July 23, 2002 (Incorporated by reference to Exhibit 1 of Form 8-K filed with the Commission on July 29, 2002)

10.4	Certificate of Merger of Great Western Land and Recreation, Inc., a Delaware Corporation with and into 1st Realty Investments, Inc., a Nevada Corporation (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed with the Commission on December 29, 2003)

10.5	Great Western Land and Recreation, Inc. Amended and Restated By-Laws (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed with the Commission on December 29, 2003)

10.6	Certificate of Designations of Series A Cumulative Convertible Preferred Stock of 1st Realty Investments, Inc. (Incorporated by reference to Appendix B of Schedule 14C of 1st Realty Investments, Inc. filed with the Commission on January 27, 2003)

10.7	Investment Agreement dated June 29, 2002 by and between Amortibanc Investments, L.C. and Great Western Land and Recreation, Inc. (Incorporated by reference to Exhibit 10.7 of Form 10-KSB filed with the Commission on December 29, 2003)

10.8	Great Western Land and Recreation, Inc. Stock Option Plan (Incorporated by reference to Appendix C of Schedule 14C of 1st Realty Investments, Inc. filed with the Commission on January 27, 2003)

10.9	Form of Great Western Land and Recreation, Inc. Stock Option Agreement (Incorporated by reference to Exhibit 4.02 of Form S-4 of Great Western Land and Recreation, Inc. filed with the Commission on October 16, 2001)

10.10	Agreement of Sale of Partnership Interest, dated July 8, 2003 between Great Western Land and Recreation, Inc. and Arete Real Estate and Development Co. (Incorporated by reference to Exhibit 10.10 of Form 10-KSB filed with the Commission on December 29, 2003)

10.11	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Torok Partners, L.L.C. (Incorporated by reference to Exhibit 10.11 of Form 10-KSB filed with the Commission on December 29, 2003)

10.12	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Lafayette Financial Services, L.L.C. (Incorporated by reference to Exhibit 10.12 of Form 10-KSB filed with the Commission on December 29, 2003)

10.13	Employment Agreement between Great Western land and Recreation, Inc. and Jay N. Torok dated September 1, 2001 (Incorporated by reference to Exhibit 10.01 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.14	Contribution Agreement by and between Great Western Land and Recreation, Inc., Amortibanc Management, L.C., Amortibanc Investments, L.C., and GWLR, LLC dated as of August 6, 2001 (Incorporated by reference to Exhibit 10.02 of Form S-4/A of Great Western

E-1

Exhibit
No.
Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.15	Promissory Note dated January 3, 2002, by and between GWLR Wagon Bow Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.15 of Form 10-KSB filed with the Commission on December 29, 2003)

10.16	Secured Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC (Incorporated by reference to Exhibit 10.16 of Form 10-KSB filed with the Commission on December 29, 2003)

10.17	Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC (Incorporated by reference to Exhibit 10.17 of Form 10-KSB filed with the Commission on December 29, 2003)

10.18	Loan Agreement dated June 23, 2000, by and between Willow Spring Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.21 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.19	Great Western Land and Recreation, Inc. Code of Business Ethics (Incorporated by reference to Exhibit 10.19 of Form 10-KSB filed with the Commission on December 29, 2003)

11	Statement RE: Computation of per Share Earnings (Loss)

21	List of Subsidiaries

31.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

E-2