Form 10QSB
period 2004-12-31
GREAT WESTERN LAND RECREATION INC
filed 2005-02-18
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Yes ☑      No ☐

The number of shares of the registrant’s Common Stock outstanding at February 8, 2005 was 21,165,973.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2004
(unaudited)
ASSETS
Cash and cash equivalents	$680,244
Notes receivable	409,803
Land held for development and sale	11,087,814
Receivable from related entities	26,532
Assets held for sale	11,263,809
Property and equipment, net of accumulated depreciation of $76,025	132,536
Other	701,337

$24,302,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$5,892,537
Subordinated debt	3,295,906
Payable to related entities	937,809
Liabilities associated with assets held for sale	11,921,317
Accounts payable and other accrued liabilities	575,745

Total liabilities	22,623,314

Minority interest	(809,967)

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 22,580 shares issued and outstanding; 20,000 additional shares issued, held by a subsidiary and reported as treasury shares; liquidation value - $1,539,000	1,406,413
Common stock, $0.001 par value; 30,000,000 shares authorized; 21,165,973 shares issued and outstanding	21,165
Additional paid-in capital	2,584,738
Accumulated other comprehensive loss	(733)
Accumulated deficit	(1,522,855)

Total stockholders’ equity	2,488,728

$24,302,075

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended December 31,
	2004	2003
Land and lot sales	$907,375	$288,876
Cost of land and lot sales	419,213	143,304

Gross profit on sales	488,162	145,572

Operating, selling, general and administrative expense	466,655	416,162

Income (loss) from operations	21,507	(270,590)
Other income (expense)
Interest expense	(80,262)	(97,432)
Interest income	8,324	2,099
Other income	39,001	10,474

	(32,937)	(84,859)

Loss from continuing operations	(11,430)	(355,449)

Loss from discontinued operations	(68,770)	(16,706)

Net Loss	(80,200)	(372,155)

Less: preferred stock dividends applicable to the period	(16,430)	(11,815)

Net loss available for common stock	$(96,630)	$(383,970)

Basic and diluted loss per common and common equivalent share
Loss from continuing operations	$—	$(0.02)
Loss from discontinued operations	—	—

Net loss per common and common equivalent share	$—	$(0.02)

Weighted average common and common equivalent shares outstanding
Basic and diluted	21,050,888	20,852,790

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(unaudited)

						Accumulated
						Other
					Additional	compre-		Compre-
	Preferred Stock		Common Stock		paid-in	hensive	Accumulated	hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	income (loss)
Balance, September 30, 2004	22,580	$1,390,617	21,008,399	$21,008	$2,576,898	$(733)	$(1,442,655)	$—
Amortization of discount on preferred stock	—	15,796	—	—	(15,796)	—	—	—
Stock option excercises	—	—	157,574	157	23,636	—	—	—
Net loss	—	—	—	—	—	—	(80,200)	(80,200)

Comprehensive loss for the three months ended December 31, 2004								$(80,200)

Balance, December 31, 2004	22,580	$1,406,413	21,165,973	$21,165	$2,584,738	$(733)	$(1,522,855)

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended December 31,
	2004	2003
Net cash used in operating activities	$(1,170,485)	$(529,288)

Cash flows used in investing activities
Collection of receivable from related entities	7,335	22,151
Purchases of property and equipment	(45,784)	(37,021)

Net cash used in investing activities	(38,449)	(14,870)

Cash flows from financing activities
Issuance of notes payable	734,745	103,863
Principal payment on discontinued operations	(9,262)	—
Payments on notes payable	(428,594)	(148,667)
Increase (decrease) in payable to related entities	(83,401)	116,757
Decrease in subordinated debt	—	(378,587)

Net cash provided by (used in) financing activities	213,488	(306,634)

Net decrease in cash and cash equivalents	(995,446)	(850,792)

Cash and cash equivalents at beginning of period	1,675,690	1,100,844

Cash and cash equivalents at end of period	$680,244	$250,052

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$47,481	$10,599
Noncash investing and financing activities
Accrued interest capitalized included in debt	38,222	57,528
Common stock issued in exchange for 47.5% minority interest in Firebird Financial, LLC and an option to purchase land	—	15,000
Stock options delivered to the company in payment of exercised stock options	23,636	—

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of December 31, 2004 and for the three month periods ended December 31, 2004 and 2003 include the accounts of Great Western Land and Recreation, Inc. and its wholly-and majority-owned subsidiaries. In addition, the Company has consolidated, since November 8, 2004, #22 Stafford Springs, a limited partnership in which the Company holds a 1% general partnership interest and a 33% limited partnership interest. The Company was deemed to control the limited partnership when it received approval to become the general partner, which was effective November 8, 2004. Prior to November 8, 2004, the Company accounted for it’s investment in #22 Stafford Springs using the equity method. Great Western Land and Recreation and its consolidated subsidiaries are collectively referred to as the “Company”. Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method unless the Company is deemed to control the investee. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

Great Western Land & Recreation, Inc. is incorporated in the state of Nevada.

The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes as of September 30, 2004 included in Form 10-KSB filed with the SEC on January 19, 2005.

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

NOTE B – STOCK BASED COMPENSATION

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three month periods ended December 31, 2004 and 2003.

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2004	2003
Net loss as reported	$(80,200)	$(372,155)
Deduct: Total stock-based employee compensation expense determined under fair value based method (1)	(2,295)	(2,679)

Pro forma net loss	$(82,495)	$(374,834)

Loss per share:
Basic and diluted - as reported	$—	$(0.02)

Basic and diluted - pro forma	$—	$(0.02)

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no dividends. The expected option life is based on all options being exercised just prior to expiration.

NOTE C – NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss less preferred stock dividends applicable to the period by the weighted average common shares outstanding during the period. Diluted net loss per share is the same as basic loss per share because the convertible preferred stock and the stock options are either anti-dilutive or have no impact and therefore are excluded from the computation.

NOTE D — INVESTMENT IN UNCONSOLIDATED COMPANY

On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette Financial Services, L.L.C. (“Lafayette”) for $35,500 in partial payment of the note payable to Lafayette. Lafayette is 50% owned by the Chairman of the Company’s Board of Directors with the remaining ownership balance belonging to one outside investor. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at December 31, 2004, the Company owns 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna.

This investment in Laguna is accounted for using the equity method. Under the equity method, the Company’s investment balance approximates the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since the date of acquisition. At December 31, 2004 the Company’s investment balance in Laguna was $-0-. Under the terms of the Laguna at Arrowhead Apartments L.L.C. operating agreement, Laguna Investments L.L.C. is subject to additional capital calls in connection with its ownership interest in Laguna. Laguna Investments L.L.C. paid in additional capital of $53,530, which was paid in fiscal 2003. Unrecognized losses from Laguna as of December 31, 2004 total $323,600.

On February 14, 2005 the pending sale of Laguna at Arrowhead Ranch Apartments closed. The Company has received cash proceeds of approximately $878.000, net of the amounts due to Lafayette and Torok Partners, as a result of this closing. According to the management company for Laguna at Arrowhead Ranch Apartments, this sum represents approximately 98% of the expected total distribution from the sale. The remainder will be distributed as the affairs of Laguna at Arrowhead Ranch are wound up. This sale will be accounted for in the Company’s financial statements for the quarter ending March 31, 2005. The gain is expected to approximate the amount of the distribution.

Summarized unaudited financial information for Laguna is as follows:

December 31,
2004
Current assets	$1,129,426
Noncurrent assets	8,162,311

Total assets	$9,291,737

Current liabilities	$1,311,650
Noncurrent liabilities	9,186,845
Members’ capital	(1,206,758)

$9,291,737

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2004	2003
Revenues	$396,884	$362,997
Net loss	(116,338)	(121,208)

NOTE E – RELATED ENTITIES

Related entity receivables/payables are as follows at December 31, 2004:

Receivable from related entities:
Minority investor in Houston Warren Ranch Partners, LLC (2)	$18,500
Other	8,032

$26,532

Payable to related entities:
Minority investors in Glendale Condominiums, LLC (1)	$772,184
Minority investors in Villa Maria, LLC (3)	165,625

$937,809

The subordinated debt is also due to a related entity. See Note F for further discussion.

(1)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $3,805,934 at December 31, 2004 and are included in land held for development and sale.

(2)	The Company has a total interest of 70% in Houston Warren Ranch Partners, LLC (“Warren Ranch”) which is derived from its 55% direct ownership in Warren Ranch as well as a 15% indirect interest from its one third ownership in Jessica Star Partners, LLC. Jessica Star Partners, LLC owns 45% of Warren Ranch and consists of the following members owning a one third interest in the company: Great Western Land & Recreation, Inc., the Chairman of Great Western’s Board of Directors and Brad Dill of BD Realty. The note receivable from Jessica Star Partners, LLC bears interest at 10%, with principal and interest due on September 24, 2004. The Company is currently seeking either repayment or an extension of this loan. During the three months ended December 31, 2004 the Company paid BD Realty $53,250 in fees related to the development of Mallard Crossing and Westchester Lakes, as well as rent on the Houston Office which is leased from them.

(3)	The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.

NOTE F — SUBORDINATED DEBT

The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc Investments, LLC. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. On October 31, 2003, the Company made a payment of $378,587. Also included in subordinated debt is a note payable related to the purchase of land in College Station, Texas for the Woodland Court condominium project. The note bears interest at 5.0% and is subordinate to other loans on this property. Principal on the note is due on April 1, 2009, with interest payments due quarterly. The balance due on this note, including accrued interest, is $70,875 at December 31, 2004.

NOTE G — COMMITMENTS AND CONTINGENCIES

The Company has sold notes receivable with repayment terms of up to 20 years, with recourse upon nonpayment by the debtor, of $215,167 and $81,741 during the three months ended December 31, 2004 and December 31, 2003, respectively. The remaining balances due, with recourse, of all notes sold are $1,782,325 as of December 31, 2004.

Fifteen percent of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance was $252,903 at December 31, 2004 and is included in other assets, net of an allowance established for recourse chargeback of $31,286. If the Company incurs a chargeback, ownership of the original land sold will revert to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the three months ended December 31, 2004 and 2003, the Company received no chargebacks.

From time-to-time the Company is involved in litigation arising in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of any such matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

The Company entered into a five-year employment agreement with its CEO during 2001. In the event the Company consummates an acquisition (as defined in the agreement) during the terms of the agreement, the contract provides for salary increases and issuance of options to acquire a total of 600,000 common shares of the surviving corporation at a price not to exceed the fair market value of such shares on the closing date of the acquisition. The agreement also provides for severance payments upon termination in the amount of the total compensation for the remainder of the contract terms and a consulting arrangement upon retirement of the CEO.

NOTE H — PREFERRED STOCK

The Company has authorized three series of preferred stock: Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), Series B Cumulative Convertible Preferred Stock (“Series B Preferred”) and Series C Cumulative Convertible Preferred Stock (“Series C Preferred”). As of December 31, 2004, there were 14,380 shares of Series A Preferred issued and outstanding. As of December 31, 2004, there were 8,200 shares of Series C Preferred issued and outstanding. As of December 31, 2004, 20,000 shares of Series B Preferred have been issued and are held by a subsidiary of the Company.

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

As the Series A Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $114,071, which is being amortized to additional paid in capital over the period of increasing dividend rates of the stock. The balance of the Series A Preferred (net of unamortized discount) was $694,319 at December 31, 2004. At December 31, 2004, dividends in arrears totaled $28,760, or $2 per share.

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

As the Series C Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $141,419, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series C Preferred was $712,094 on December 31, 2004. At December 31, 2004 dividends in arrears totaled $4,100 or $0.50 per share.

NOTE I - STOCK OPTION PLAN

The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees vest sooner. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in 2003 and 2004 were at exercise prices which approximated the fair market value of the Company’s common stock at the date of grant. Prior to the time a public market existed for the Company’s common stock, fair market value was determined by the Board of Directors. Thereafter, fair value was determined by the most recent closing price for the Company’s common shares on the over-the-counter bulletin board on the date of grant. At December 31, 2004 options for 1,210,500 shares of common stock were available for issuance under the plan, respectively. Additional information with respect to stock option plan activity is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
September 30, 2004	2,289,500	$0.24
Grants	350,000	$0.39
Exercises	(157,574)	$0.15
Cancellations	(192,426)	$0.15

December 31, 2004	2,289,500	$0.28

NOTE J — INCOME TAXES

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets for which realization is dependent on future taxable income.

During the three month period ended December 31, 2004, the valuation allowance was increased to account for the net operating loss during the periods. As a result, there is no income tax expense for the three month period ended December 31, 2004.

NOTE K – RELATED PARTY TRANSACTIONS

Effective July 8, 2003, in exchange for a $650,000 note payable, the Company acquired land in Stafford, Texas for $125,000 and also agreed to become a general partner and acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. This note was paid off on September 29, 2003 at a discount of $260,000. The Chairman of the Company’s board of directors also beneficially owns or controls as fiduciary 33% of Stafford Springs.

On February 10, 2005 the Company sold the limited liability companies (the “Stafford LLCs”) through which it held its general and limited partnership interests in Stafford Springs. Please refer to Notes L and M for additional information.

On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette for $35,500 in partial payment of the note payable to Lafayette. Lafayette is 50% owned by the Chairman of the Company’s Board of Directors. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at December 31, 2004, the Company owns 83.53% of Laguna Investments, which represents a 21.32% interest in Laguna (see Note D).

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

NOTE L – DISCONTINUED OPERATIONS

Effective July 8, 2003, the Company agreed to become a general partner and acquire a 34%interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The Company recorded this investment in Stafford Springs as a deposit pending approval by HUD of the general partnership ownership transfer. The Company has recorded its 34% of Stafford Springs losses since July 8, 2003.

The Company was notified by HUD , effective November 8, 2004, that the Company had been approved as the general partner of Stafford Springs. As general partner, the Company was deemed to control Stafford Springs and has therefore consolidated Stafford Springs in the accompanying financial statements since November 8, 2004.

The Company, as of December 31, 2004 has adopted a plan to sell its interest in Stafford Springs. The assets and liabilities of Stafford Springs are therefore reflected as held for sale in the accompanying balance sheet. Also, due to the plan to dispose of Stafford Springs, the operations of Stafford Springs are classified as discontinued operations in the accompanying statements of operations.

On February 10, 2005, the Company sold the limited liability companies (the “Stafford LLCs”) through which it held its general and limited partnership interest in Stafford Springs. The Stafford LLCs were sold to Lafayette Financial Services, LLC (“Lafayette”). Lafayette is owned by the Chairman of the Company’s board of directors and an unrelated party. The consideration for the sale was $17,000 in cash and an earn-out agreement through which the Company will receive 33% of the proceeds of a future sale of the Summer Park Duplexes. The Company therefore no longer has any ownership interest in Stafford Springs. This sale will be accounted for in the Company’s financial statements for the quarter ending March 31, 2005.

The Company’s net investment at December 31, 2004 was $186,963. Summarized unaudited financial information for Stafford Springs is as follows:

December 31,
2004
Current assets	$163,682
Land and buildings	10,345,604
Other noncurrent assets	754,523

Total assets	$11,263,809

Current liabilities	$504,964
Note Payable	11,416,353

Total liabilities	$11,921,317

A summary of loss from discontinued operations is as follows:

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2004	2003
Operations of Stafford Springs from November 8, 2004 through December 31, 2004
Sales	$174,684	$—
Operating expenses	(294,234)	—
Minority interest	79,383	—

	(40,167)	—
Equity in operating losses of Stafford Springs prior to consolidation	(28,603)	(16,706)

Loss from discontinued operations	$(68,770)	$(16,706)

NOTE M – SUBSEQUENT EVENT

On February 10, 2005 the Company sold the limited liability companies (the “Stafford LLCs”) through which it held its general and limited partnership interests in Stafford Springs. The Stafford LLCs were sold to Lafayette Financial Services, LLC (“Lafayette”). Lafayette is owned by the Chairman of the Company’s board of directors and an unrelated party. The consideration for the sale was $17,000 in cash and an earn-out agreement through which the Company will receive 33% of the proceeds of a future sale of the Summer Park Duplexes. The Company therefore no longer has any ownership interest in Stafford Springs. This sale will be accounted for in the Company’s financial statements for the quarter ending March 31, 2005.

On February 14, 2005 the pending sale of Laguna at Arrowhead Ranch Apartments closed. The Company has received cash proceeds of approximately $878,000, net of the amounts due to Lafayette and Torok Partners, as a result of this closing. According to the management company for Laguna at Arrowhead Ranch Apartments, this sum represents approximately 98% of the expected total distribution from the sale. The remainder will be distributed as the affairs of Laguna at Arrowhead Ranch are wound up. This sale will be accounted for in the Company’s financial statements for the quarter ending March 31, 2005. The gain is expected to approximate the amount of the distribution.

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

Results of Operations

Three months ended December 31, 2004 (first quarter of fiscal 2005) compared to the three months ended December 31, 2003 (first quarter of fiscal 2004)

Land and lot sales. Land and lot sales increased $618,499 or 214% to $907,375 in the first quarter of fiscal 2005 from $288,876 in the first quarter of fiscal 2004. This increase was principally the result of increases in ranch land sales of $520,859 partially offset by decreases in residential lot sales of $16,728. The decline in residential lot sales reflects the fact that our current project in Houston is nearing completion. We expect the Coventry subdivision to be sold out in mid fiscal 2005. However, we expect Woodland Court, a planned 43-unit condominium project located in College Station, Texas, to begin generating revenue in the spring of 2005. In addition, Mallard Crossing and Westchester Lakes, two new large residential developments in the Houston metro area, are expected to begin generating revenue in late calendar 2005.

Due to the sale of substantially all of the Willow Springs Ranch in September 2004, the majority of ranch land sales in the first quarter of fiscal 2005, was generated at the Wagon Bow Ranch. Gross margins are significantly higher at the Wagon Bow Ranch due to higher average per-acre selling prices. We believe that with an increased emphasis on marketing, along with an improvement in the economy, this will lead to a continued increase in ranch land sales at the Wagon Bow Ranch.

Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

Cost of land and lot sales. Cost of land and lot sales increased $275,909, or 193%, to $419,213 in the first quarter of fiscal 2005 from $143,304 in the first quarter of fiscal 2004. As a percentage of land and lot sales, the cost of land and lot sales decreased to 46% in the first quarter of fiscal 2005 from 50% in the first quarter of fiscal 2004. This was primarily due to a change in the mix of sales, with a higher percentage of our sales coming from ranch land sales during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Ranch land sales historically have had significantly higher gross margins than residential lot sales.

Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses increased $50,493, or 12%, to $466,655 in the first quarter of fiscal 2005 from $416,162 in the first quarter of fiscal 2004. The increase was primarily due to increases in salaries of $15,727, payroll taxes of $10,868 and travel of $14,586, partially offset by decreases in professional fees of $11,782 and taxes of $5,793. Salaries and payroll taxes increased due to higher staffing levels this quarter as well as compensation of $23,793 related to a cashless option exercise for shares of our common stock.

Interest expense. Interest expense decreased $17,170 to $80,262 in the first quarter of fiscal 2005 from $97,432 in the first quarter of fiscal 2004. The decrease was primarily due to the sale of substantially all of the Willow Springs Ranch and the payoff of the related indebtedness.

Interest income. Interest income increased $6,225 to $8,324 in the first quarter of fiscal 2005 from $2,099 in the first quarter of fiscal 2004 due to higher outstanding balances on notes receivable.

Loss from discontinued operations. We were notified by HUD, effective November 8, 2004, that we had been approved as the general partner of Stafford Springs. We were therefore deemed to control Stafford Springs and have therefore consolidated Stafford Springs in our financial statements since November 8, 2004.

As of December 31, 2004, we adopted a plan to sell our interest in Stafford Springs. The assets and liabilities of Stafford Springs are therefore reflected as held for sale in our balance sheet, and the operations of Stafford Springs are classified as discontinued operations in our statements of operations. The loss from discontinued operations was $68,770 and $16,706 for the three-months periods ended December 31, 2004 and 2003 respectively.

On February 10, 2005, we sold the limited liability companies (the “Stafford LLCs”) through which we held our general and limited partnership interests in Stafford Springs. The Stafford LLCs were sold to Lafayette Financial Services LLC “(Lafayette”). Lafayette is owned by the Chairman of our board of directors and an unrelated party. The consideration for the sale was $17,000 in cash and an earn-out agreement through which we will receive 33% of the proceeds of a future sale of the Summer Park Duplexes. We therefore no longer have any ownership interest in Stafford Springs.

Other income. Other income was $39,001 in the first quarter of fiscal 2005 compared to an income of $10,474 in the first quarter of fiscal 2004.

Net loss. Net loss was $80,200 in the first quarter of fiscal 2005 compared to a net loss of $372,155 in the first quarter of fiscal 2004. This decrease is primarily due to a $342,590 increase in gross profit primarily due to increased land sales at the Wagon Bow Ranch.

Liquidity and Capital Resources

In this section of the management discussion and analysis segment, we discuss:

•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the first three months of fiscal 2005; and

•	our commitments and contractual obligations.

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

We believe that the key factors that could affect sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for land resulting from the economic slowdown, competitive pricing pressures; and

•	factors that affect our access to bank financing that could impair our ability to obtain needed financing on acceptable terms to finance the acquisition and development of new projects.

Analysis of cash flows. Cash flow information for the three months ended December 31, 2004 and 2003 follows:

	Three months ended December 31,
	2004	2003
	Unaudited	Unaudited
Net cash used in operating activities	$(1,170,485)	(529,288)

Cash flows provided by (used in) investing activities
Collection of receivable from related entities	7,335	22,151
Purchases of property and equipment	(45,784)	(37,021)

Net cash used in investing activities	(38,449)	(14,870)

Cash flows from financing activities
Issuance of notes payable	734,745	103,863
Principal payment on discontinued operations	(9,262)	—
Payments on notes payable	(428,594)	(148,667)
Increase (decrease) in payable to related entity	(83,401)	116,757
Decrease in subordinated debt	—	(378,587)

Net cash provided by (used in) financing activities	213,488	(306,634)

Net decrease in cash and cash equivalents	(995,446)	(850,792)

Cash and cash equivalents at beginning of period	1,675,690	1,100,844

Cash and cash equivalents at end of period	$680,244	$250,052

Cash flow activity for the three months ended December 31, 2004 (first three months of fiscal 2005). As of December 31, 2004, we had cash and cash equivalents of $680,244 which is a decrease in cash and cash equivalents of $995,446 in the first three months of fiscal 2005.

Cash flow used in operating activities was $1,170,485 for the first three months of fiscal 2005 compared to $529,288 of cash used in the first three months of fiscal 2004, an increase of $641,197. Factors causing decreased cash flows from operating activities in the first three months of fiscal 2005 as compared to the first three months of fiscal 2004 include:

•	Uncollected notes receivables from current years sales totaled $146,739 in the first three months of fiscal 2005 compared to $53,074 in the first three months of fiscal 2004. The increase in fiscal 2005 was primarily due to the increase of notes issued as a result of the increased sales activity of land sales at the Wagon Bow Ranch;

•	Land held for development and sale increased $1,520,771 in the first three months of fiscal 2005 compared to an increase of $120,528 in the first three months of fiscal 2004. The increase in fiscal 2005 is primarily due to the capitalization of development costs related to our condominium project in Glendale, Arizona, our condominium project in College Station, Texas, and our Mallard Crossing and Westchester Lakes projects in the Houston area for a residential lot development. Construction costs for the Glendale and College Station projects are being funded primarily through bank loans.

These were partially offset by the following factor:

•	An increase in land and lot sales to $907,375 in the first three months of fiscal 2005 from $288,876 in the first three months of fiscal 2004;

Looking forward, we expect cash flow from operations to increase over the next twelve months, because of several new projects that will come on-line during the next twelve months.

Net cash used in investing activities was $38,449 in the first three months of fiscal 2005 compared to cash used of $14,870 in the first three months of fiscal 2004. Collections of receivables from related entities totaled $7,335 in the first three months of fiscal 2005 compared to $22,151 in the first three months of fiscal 2004. We purchased $45,784 of property and equipment in the first three months of fiscal 2005 compared to $37,021 in the first three months of fiscal 2004. We are not planning any significant purchases of property and equipment for the remainder of the fiscal year.

Net cash provided by financing activities was $213,488 in the first three months of fiscal 2005 compared to cash used of $306,634 in the first three months of fiscal 2004. During the first three months of fiscal 2005, additional borrowings totaled $734,745 compared to $103,863 in the first three months of fiscal 2004. The borrowings in fiscal 2005 consisted primarily of $531,303 related to construction on Phase I of the Glendale project and on the College Station project, both expected to continue through 2005. We also borrowed $140,076 to fund our development of 480 acres in the Houston area for a residential lot development called Mallard Crossing. Development activity at Mallard Crossing is expected to begin late this year. Payments on notes payable totaled $428,594 in the first three months of fiscal 2005 compared to $148,667 in the first three months of fiscal 2004. Principal payments on our notes are made primarily through the payment of release prices as lots are sold and included $144,000 which was not related to the sale of lots.

Subordinated debt did not change in the first three months of fiscal 2005, compared to a decrease of $378,587 in the first three months of fiscal 2004.

Contractual obligations. Our long-term debt includes notes payable of $5,892,537 and subordinated debt of $3,295,906. Other than two vehicle loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. Included in notes payable is $2,327,039 of acquisition and development loans used to purchase and develop two large parcels of land (480 acres and 200 acres) in the Houston metro area for two new subdivisions. Also included is the note payable of $955,305 to finance our Wagon Bow Ranch in northern Arizona. In addition, our construction loan for a condominium project in Glendale, Arizona requires periodic advances by the Company into a borrower’s funds account maintained by the bank. The borrower’s funds account is used for the payment of construction costs. As of December 31, 2004, construction on one 8-unit building is near completion. The remaining five buildings in this phase of the project are expected to begin construction at various dates through 2005.

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

We hold $409,803 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 9.5% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances.

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

Our auditors have advised us of the existence of certain material weaknesses in our internal controls primarily due to a lack of segregation of duties because of the small size of our staff. Our management is evaluating possible corrective actions.

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

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on October 8, 2004. Three matters were submitted to a vote of the stockholders at this meeting, (1) the election of four directors to serve until the 2005 Annual Meeting of Stockholder; (2) the ratification of the selection of Grant Thornton LLP as the Company’s auditors for the fiscal year ending September 30, 2004; and (3) the amendment of the Company’s Articles of Incorporation to increase the authorized common stock from 30,000,000 shares to 45,000,000 shares. The voting results are as follows:

(1)	The first matter submitted to a vote was the election of four directors for the ensuing year.

Jay N. Torok, David J. Weber, Roger B. Clark and Daniel Tracy were elected by the holders of the Company’s Common Stock by the following votes: (a) Mr. Torok: 19,161,873 votes for, 0 votes withheld, 2,833 abstentions and 0 broker non-votes; (b) Mr. Weber: 19,161,882 votes for, 0 votes withheld, 2,824 abstentions and 0 broker non-votes; (c) Mr. Clark: 19,161,874 votes for, 0 votes withheld, 2,832 abstentions and 0 broker non-votes; (d) Mr. Tracy:19,161,995 votes for, 0 votes withheld, 2,711 abstentions and 0 broker non-votes.

(2)	The second matter submitted to a vote was the proposal to ratify the selection of Grant Thornton LLP as the Company’s auditors for the fiscal year ending September 30, 2004. The holders of the Company Common Stock approved the matter by votes of 19,161,098 for, 1,055 against, 2,500 abstentions and 0 broker non-votes.

(3)	The third matter submitted to a vote was the proposal to amend the Company’s Articles of Incorporation to increase the authorized common stock from 30,000,000 shares to 45,000,000 shares . The holders of the Company Common Stock approved the matter by votes of 19,150,860 for, 11,042 against, 2,804 abstentions and 0 broker non-votes.

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
No.
31.1	Certification by Jay N. Torok pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Jay N. Torok pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jay N. Torok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Exhibit
No.
Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification by Jay N. Torok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On May 24, 2004, a Form 8-K was filed to report the news release of the Company’s results for the quarter ended March 31, 2004.
On October 14, 2004, a Form 8-K was filed to announce that the Company’s share authorization increased 50%
On December 7, 2004, a Form 8-K was filed to report the resignation of Ron O’Connor as the Company’s Chief Financial Officer.
On December 20, 2004, a Form 8-K was filed to announce that Jerome L. Joseph was named as the Company’s Chief Financial Officer.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: February 17, 2005	By /s/ Jay N. Torok
Jay N. Torok
Chief Executive Officer and Principal Financial Officer (see explanatory note)

Explanatory note: Ron O’Connor resigned as Chief Financial Officer effective November 19, 2004. Jerome L. Joseph was appointed Chief Financial Officer effective December 15, 2004. However, because Mr. Joseph was not the Company’s Chief Financial Officer for the entire period covered by this report, Jay N. Torok has been appointed by the Company’s Board of Directors to act as the Principal Financial Officer for purposes of filing this report.