Form 10QSB
period 2005-03-31
GREAT WESTERN LAND RECREATION INC
filed 2005-05-16
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☑       No ☐

The number of shares of the registrant’s Common Stock outstanding at May 6, 2005 was 21,265,973.

GREAT WESTERN LAND AND RECREATION, INC.

BUSINESS RISKS AND FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB includes “forward-looking statements”. Forward-looking statements are often characterized by the use of words such as “may,” “believes,” “plans,” “will,” “anticipates,” “estimates,” “expects,” or “intends” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-QSB are made based on our current expectations and estimates, which involve risks, uncertainties and other factors that could cause results to differ materially from those expressed in forward-looking statements. You are cautioned not to place undue reliance on any such forward-looking statements. We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, the cyclical nature of the real estate market, competitive factors, our ability to locate new projects and to finance the acquisition and development of these projects on acceptable terms, possible delays in bringing our projects to market, the availability of qualified third-party contractors, our exposure to changes in interest rates, demand for new housing starts, the availability of finished lots within a particular area and the cost of compliance with government regulations.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEET

March 31,
2005
(unaudited)
ASSETS
Cash and cash equivalents	$417,562
Notes receivable	725,148
Land held for development and sale	13,261,141
Receivable from related entities	26,907
Property and equipment, net of accumulated depreciation of $84,973	129,980
Other	532,691

$15,093,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$6,560,368
Subordinated debt	3,504,329
Payable to related entities	949,059
Accounts payable and other accrued liabilities	601,592

Total liabilities	11,615,348

Minority interest	34,503

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
27,069 shares issued and outstanding; 20,000 additional shares issued,
held by a subsidiary and reported as treasury shares; liquidation value — $1,987,900	1,833,753
Common stock, $0.001 par value; 45,000,000 shares authorized; 21,265,973 shares issued and outstanding	21,265
Additional paid-in capital	2,583,843
Accumulated other comprehensive loss	(733)
Accumulated deficit	(994,550)

Total stockholders’ equity	3,443,578

$15,093,429

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Real estate sales	$646,493	$520,747	$1,553,868	$809,623
Cost of real estate sales	415,631	215,313	834,844	358,617

Gross profit on real estate sales	230,862	305,434	719,024	451,006

Operating, selling, general and administrative expense	500,554	406,903	967,209	823,065

Loss from operations	(269,692)	(101,469)	(248,185)	(372,059)
Other income (expense)
Interest expense	(93,908)	(114,307)	(174,170)	(211,739)
Interest income	8,985	2,298	17,309	4,397
Sale of investment in Laguna at Arrowhead Apartments, LLC	878,148	—	878,148	—
Other income	20,213	28,111	59,214	38,585

	813,438	(83,898)	780,501	(168,757)

Income (loss) from continuing operations	543,746	(185,367)	532,316	(540,816)

Loss from discontinued operations	(15,441)	(27,273)	(84,211)	(43,979)

Net income (loss)	528,305	(212,640)	448,105	(584,795)

Less: Preferred stock dividends applicable to the period	(25,036)	(11,815)	(41,466)	(23,630)

Net income (loss) available for common stock	$503,269	$(224,455)	$406,639	$(608,425)

Basic and diluted income (loss) per common and common equivalent share

Income (loss) from continuing operations	$0.02	$(0.01)	$0.02	$(0.03)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per common and common equivalent share	$0.02	$(0.01)	$0.02	$(0.03)

Weighted average common and common equivalent shares outstanding
Basic	21,184,862	20,885,399	21,141,548	20,868,915

Diluted	25,193,012	20,885,399	23,904,095	20,868,915

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(unaudited)

						Accumulated
						Other
					Additional	compre-		Compre-
	Preferred Stock		Common Stock		paid-in	hensive	Accumulated	hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	income
Balance, September 30, 2004	22,580	$1,390,617	21,008,399	$21,008	$2,576,898	$(733)	$(1,442,655)	$—
Issuance of preferred stock in exchange for land	4,489	411,544	—	—	—	—	—	—
Amortization of discount on preferred stock	—	31,592	—	—	(31,592)	—	—	—
Stock option excercises	—	—	257,574	257	38,537	—	—	—
Net earnings	—	—	—	—	—	—	448,105	448,105

Comprehensive income for the six months ended March 31, 2005								$448,105

Balance, March 31, 2005	27,069	$1,833,753	21,265,973	$21,265	$2,583,843	$(733)	$(994,550)

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended March 31,
	2005	2004
Net cash used in operating activities	$(2,084,800)	$(1,886,289)

Cash flows provided by (used in) investing activities
Collection of receivable from related entities	6,960	18,626
Purchases of property and equipment	(52,176)	(37,721)
Proceeds from sale of property and equipment	—	40,000

Net cash provided by (used in) investing activities	(45,216)	20,905

Cash flows from financing activities
Issuance of notes payable	1,890,510	2,679,904
Principal payment on notes of discontinued operations	(9,262)	—
Payments on notes payable	(952,209)	(995,869)
Issuance of note payable to related entity	—	150,000
Decrease in payable to related entities	(72,151)	(18,245)
Decrease in subordinated debt	—	(324,423)
Proceeds from stock options exercised	15,001	—

Net cash provided by financing activities	871,888	1,491,367

Net decrease in cash and cash equivalents	(1,258,128)	(374,017)

Cash and cash equivalents at beginning of period	1,675,690	1,100,844

Cash and cash equivalents at end of period	$417,562	$726,827

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$60,740	$10,599
Noncash investing and financing activities
Accrued interest capitalized included in debt	73,904	57,528
Transfer of Wagon Bow ranch land in exchange for minority interest in Houston Warren Ranch, LLC	—	15,614
Preferred stock issued in exchange for land	411,544	678,581
Common stock issued in exchange for 47.5% minority interest in Firebird Financial, LLC and an option to purchase land	—	15,000
Subordinated debt issued in exchange for land	150,000	—
Sale of investment in #22 Stafford Springs in exchange for a note recievable	289,500	—

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A — BACKGROUND AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of March 31, 2005 and for the three month and six month periods ended March 31, 2005 and 2004 include the accounts of Great Western Land and Recreation, Inc. and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Great Western Land and Recreation and its consolidated subsidiaries are collectively referred to as the “Company”. Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method unless the Company is deemed to control the investee. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.

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

NOTE B — STOCK BASED COMPENSATION

The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three month and six month periods ended March 31, 2005 and 2004.

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Net income (loss) as reported	$528,305	$(212,640)	$448,105	$(584,795)
Deduct: Total stock-based employee compensation expense determined under fair value based method (1)	(16,064)	(2,313)	(32,072)	(4,992)

Pro forma net income (loss)	$512,241	$(214,953)	$416,033	$(589,787)

Income (loss) per share:
Basic and diluted — as reported	$0.02	$(0.01)	$0.02	$(0.03)

Basic and diluted — pro forma	$0.02	$(0.01)	$0.02	$(0.03)

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no dividends. The expected option life is based on all options being exercised just prior to expiration.

NOTE C — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) less preferred stock dividends applicable to the period by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is similar to basic earnings income (loss) per share except that the weighted average of common shares outstanding is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares, such as options and convertible preferred stock, had been exercised.

NOTE D — INVESTMENT IN UNCONSOLIDATED COMPANY

Laguna Investments L.L.C.

On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette Financial Services, L.L.C. (“Lafayette”) for $35,500 in partial payment of the note payable to Lafayette. Lafayette is 50% owned by the Chairman of the Company’s Board of Directors with the remaining ownership balance belonging to one outside investor. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at December 31, 2004, the Company owned 83.53% of Laguna Investments, which represented a 21.32% interest in Laguna.

The investment in Laguna was accounted for using the equity method. Under the equity method, the Company’s investment balance equaled the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since the date of acquisition. At December 31, 2004 the Company’s investment balance in Laguna was $-0-.

On February 14, 2005 the sale of Laguna at Arrowhead Ranch Apartments closed. The Company received cash proceeds of $878,148 and recorded a gain for the same amount. According to the management company for Laguna at Arrowhead Ranch Apartments, this sum represents approximately 98% of the expected total distribution from the sale. The remainder will be distributed as the affairs of Laguna at Arrowhead Ranch Apartments are finalized.

NOTE E — RELATED ENTITIES

Related entity receivables/payables are as follows at March 31, 2005:

Receivable from related entities:
Minority investor in Houston Warren Ranch Partners, LLC (2)	$18,875
Other	8,032

$26,907

Payable to related entities:
Minority investors in Glendale Condominiums, LLC (1)	$779,684
Minority investors in Villa Maria, LLC (3)	169,375

$949,059

The subordinated debt is also due to a related entity. See Note F for further discussion.

(1)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $4,027,349 at March 31, 2005 and are included in land held for development and sale.

(2)	The Company has a total interest of 70% in Houston Warren Ranch Partners, LLC (“Warren Ranch”) which is derived from its 55% direct ownership in Warren Ranch as well as a 15% indirect interest from its one third ownership in Jessica Star Partners, LLC. Jessica Star Partners, LLC owns 45% of Warren Ranch and consists of the following members owning a one third interest in the company: Great Western Land & Recreation, Inc., the Chairman of Great Western’s Board of Directors and Brad Dill of BD Realty. The note receivable from Jessica Star Partners, LLC bears interest at 10%, with principal and interest due on September 24, 2004. The Company is currently seeking either repayment or an extension of this loan. During the six months ended March 31, 2005 the Company paid BD Realty $54,893 in fees related to the development of Mallard Crossing and Westchester Lakes, as well as rent on the Houston Office which is leased from them.

(3)	The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.

NOTE F — SUBORDINATED DEBT

The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc Investments, LLC, the majority stockholder of the Company. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. On October 31, 2003, the Company made a payment of $378,587. Also included in subordinated debt are note payables related to the purchase of land in College Station, Texas for the Woodland Court condominium project and in Houston, Texas for the Bella Vista townhome project. The note related to Woodland Court bears interest at 5.0% and is subordinate to other loans on the property. Principal on the note is due on April 1, 2009, with interest payments due quarterly. The balance due on this note, including accrued interest, is $70,875 at March 31, 2005. The note related to Bella Vista townhomes bears interest at 7.0% and is subordinate to other loans on the property. Principal on the note is due on March 10, 2007, with interest payments due monthly. The balance due on this note, including accrued interest, is $150,000 at March 31, 2005.

NOTE G — COMMITMENTS AND CONTINGENCIES

The Company has sold notes receivable with repayment terms of up to 20 years, with recourse upon nonpayment by the debtor, of $215,167 and $212,588 during the six months ended March 31, 2005 and March 31, 2004, respectively. The remaining balances due, with recourse, of all notes sold are $1,654,102 as of March 31, 2005.

Fifteen percent of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance was $252,825 at March 31, 2005, and is included in other assets, net of an allowance established for recourse chargeback of $31,286. If the Company incurs a chargeback, ownership of the original land sold will revert to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the six month period ended March 31, 2005, the Company received no chargebacks.

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

NOTE H — PREFERRED STOCK

The Company has authorized five series of preferred stock: Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), Series B Cumulative Convertible Preferred Stock (“Series B Preferred”), Series C Cumulative Convertible Preferred Stock (“Series C Preferred”), Series D Cumulative Convertible Preferred Stock (“Series D Preferred”) and Series E Cumulative Convertible Preferred Stock (“Series E Preferred”). As of March 31, 2005, there were 14,380 shares of Series A Preferred, 8,200 shares of Series C Preferred, 2,454 shares of Series D Preferred and 2,035 shares of Series E Preferred issued and outstanding. As of March 31, 2005, 20,000 shares of Series B Preferred have been issued and are held by a subsidiary of the Company.

Series A Preferred Stock

Effective June 28, 2002, the Company issued 14,380 shares of Series A Preferred with a liquidation value of $719,000. The Series A Preferred is senior to the Series B Preferred, Series C Preferred, Series D Preferred and Series E Preferred, and is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. The Series A Preferred has a cumulative dividend, payable semi-annually at the following rates:

First year from the date of issuance	0% per annum
Second year from the date of issuance	2% per annum
Third year from the date of issuance	4% per annum
Fourth year from the date of issuance	5% per annum
Fifth year from the date of issuance	6% per annum
Thereafter	7% per annum

As the Series A Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $114,071, which is being amortized to additional paid in capital over the period of increasing dividend rates of the stock. The balance of the Series A Preferred (net of unamortized discount) was $698,944 at March 31, 2005. At March 31, 2005, dividends in arrears totaled $35,950, or $2.50 per share.

Series B Preferred Stock

Effective June 1, 2004, the Company issued 20,000 shares of Series B Preferred with a liquidation value of $1,000,000 to Houston Warren Ranch Partners, LLC, a majority-owned subsidiary of the Company. The Series B Preferred was then pledged by Houston Warren Ranch Partners, LLC as collateral on a loan. The Series B Preferred ranks junior to the Series A Preferred, but is senior to the Series C Preferred, Series D Preferred and Series E Preferred, and is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. The Series B Preferred has a cumulative dividend, payable semi-annually at the following rates:

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

Series C Preferred Stock

Effective March 31, 2004, the Company issued 8,200 shares of Series C Preferred with a liquidation value of $820,000. The shares were issued in exchange for land with a fair market value of $678,581. The Series C Preferred ranks junior to the Series A Preferred and to the Series B Preferred, but is senior to Series D Preferred and Series E Preferred, and is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at the following prices:

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

As the Series C Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $141,419, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series C Preferred was $723,625 at March 31, 2005. At March 31, 2005 dividends in arrears totaled $8,200 or $1.00 per share.

Series D Preferred Stock

Effective March 31, 2005, the Company issued 2,454 shares of Series D Preferred with a liquidation value of $245,400. The shares and cash of $253,641were issued in exchange for land with a fair market value of $481,200. The Series D Preferred ranks junior to the Series A Preferred, Series B Preferred and to the Series C Preferred and is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a collar price of $0.98. The collar price is the average of the reported closing price on the market where the stock is traded over the five (5) working days before the issuance date and five (5) working days after the issuance date, as such closing prices reported on Yahoo.

The Series D Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates:

First year from the date of issuance	$2.00 per annum
Second year from the date of issuance	$3.00 per annum
Third year from the date of issuance	$3.50 per annum
Fourth year from the date of issuance	$4.00 per annum
Fifth year from the date of issuance	$4.50 per annum
Thereafter	$5.00 per annum

As the Series D Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $17,841, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series D Preferred was $227,599 at March 31, 2005. At March 31, 2005 there were no dividends in arrears.

Series E Preferred Stock

Effective March 31, 2005, the Company issued 2,035 shares of Series E Preferred with a liquidation value of $203,500. The shares and cash of $215,609 were issued in exchange for land with a fair market value of $399,594. The Series E Preferred ranks junior to the Series A Preferred, the Series B Preferred, the Series C Preferred and to the Series D Preferred and is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a collar price of $0.98. The collar price is the average of the reported closing price on the market where the stock is traded over the five (5) working days before the issuance date and five (5) working days after the issuance date, as such closing prices reported on Yahoo.

The Series E Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates

First year from the date of issuance	$1.00 per annum
Second year from the date of issuance	$2.00 per annum
Third year from the date of issuance	$3.00 per annum
Fourth year from the date of issuance	$4.00 per annum
Fifth year from the date of issuance	$4.50 per annum
Thereafter	$5.00 per annum

As the Series E Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $19,515, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series E Preferred was $183,985 at March 31, 2005. At March 31, 2005 there were no dividends in arrears.

NOTE I — STOCK OPTION PLAN

The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees vest sooner. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in 2005 were at exercise prices which approximated the fair market value of the Company’s common stock at the date of grant. Fair value was determined by the most recent closing price for the Company’s common shares on the over-the-counter bulletin board on the date of grant. At March 31, 2005 options for 1,706,500 shares of common stock were available for issuance under the plan, respectively. Additional information with respect to stock option plan activity is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
September 30, 2004	2,289,500	$0.24
Grants	370,000	$0.40
Exercises	(257,574)	$0.15
Cancellations	(192,426)	$0.15

March 31, 2005	2,209,500	$0.28

Outstanding options expire at various dates through January 2015. The weighted-average exercise price of options which were exercisable at March 31, 2005 was $0.25. Options outstanding and options exercisable at March 31, 2005 are as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
Exercise	of	Contractual	of	Contractual
Prices	Shares	Life (in years)	Shares	Life (in years)
$ 0.15	877,000	7.0	810,333	7.0
$ 0.31	750,000	9.4	550,000	9.4
$ 0.35	100,000	9.3	—	—
$ 0.36	50,000	9.6	—	—
$ 0.40	300,000	9.7	67,000	9.7
$ 0.46	20,000	9.8	—	—
$ 0.65	50,000	9.1	—	—
$ 0.80	62,500	4.6	62,500	4.6

	2,209,500		1,489,833

NOTE J — INCOME TAXES

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets for which realization is dependent on future taxable income. During the three month and six month periods ended March 31, 2005, there was no income tax liability or expense due to the utilization of prior year net loss carryforwards for which a valuation allowance had been provided.

NOTE K – RELATED PARTY TRANSACTIONS

In December 2003, three members of the Company’s Board of Directors invested a total of $150,000 in exchange for a subordinated note payable from Villa Maria, LLC and a 17.5% minority interest in Villa Maria, LLC. The Company currently owns the remaining 82.5% of Villa Maria, LLC. Villa Maria, LLC is constructing Woodland Court, a planned 43-unit condominium project located in College Station, Texas. Interest on the $150,000 balance accrues at 10% per annum, with principal and interest due at the end of the project (see Note E). The Company believes that the terms of the subordinated note payable are at least as good as it could have obtained through arms-length negotiations.

NOTE L – DISCONTINUED OPERATIONS

Effective July 8, 2003, the Company agreed to become a general partner and acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owns the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. The Company recorded this investment in Stafford Springs as a deposit pending approval by HUD of the general partnership ownership transfer. The Company has recorded its 34% of Stafford Springs losses since July 8, 2003.

The Company was notified by HUD , effective November 8, 2004, that the Company had been approved as the general partner of Stafford Springs. As general partner, the Company was deemed to control Stafford Springs and has therefore consolidated Stafford Springs in the accompanying financial statements since November 8, 2004.

The Company, as of December 31, 2004 has adopted a plan to sell its interest in Stafford Spring. On February 10, 2005, the Company sold the limited liability companies (the “Stafford LLCs”) through which it held its general and limited partnership interest in Stafford Springs. The Stafford LLCs were sold to Lafayette Financial Services, LLC (“Lafayette”). Lafayette is owned by the Chairman of the Company’s board of directors and an unrelated party. The consideration for the sale was $17,000 in cash and an earn-out agreement through which the Company will receive 33% of the proceeds of a future sale of the Summer Park Duplexes. The Company therefore no longer has any ownership interest in Stafford Springs.

Subsequently, Lafayette was successful in selling its membership interests in Summer Park and Stafford Springs. The Company is a beneficiary of 33% of the proceeds from a cash flow note, which Lafayette received in connection with the sale. The Company will also act as the collection agent for the note. The note in the amount is $666,000 is due at maturity with interest being paid as cash is available.

A summary of loss from discontinued operations is as follows:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Sales	$128,165	$—	$302,849	$—
Operating expenses	(175,441)	—	(469,675)	—
Minority interest	31,836	—	111,219	—

	(15,441)	—	(55,608)	—
Equity in operating losses of Stafford Springs prior to consolidation	—	(27,273)	(28,603)	(43,979)

Loss from discontinued operations	$(15,441)	$(27,273)	$(84,211)	$(43,979)

NOTE M – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No 123®, “Share Based Payment” (“SFAS 123®”). This statement requires companies to recognize the compensation cost related to share-based payment transactions, including stock options, in their financial statements based on the fair market value of the equity or liability instruments issued. The effective date of SFAS 123® will be the interim reporting period ended March 31, 2006. See Note A(11) for pro forma information on the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123® as of March 31, 2005.

NOTE N – SUBSEQUENT EVENT

On April 27, 2005 the Company sold its Phoenix Wright Place townhome project, which it held in a wholly owned subsidiary, Phoenix Wright Place, LLC. The property was sold to an unrelated party for $165,000 in cash and resulted in a $29,736 gain. This sale will be accounted for in the Company’s financial statements for the quarter ending June 30, 2005.

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

Results of Operations

Three months ended March 31, 2005 (second quarter of fiscal 2005) compared to the three months ended March 31, 2004 (second quarter of fiscal 2004)

RealEstate Sales. Real estate sales increased $125,746 or 24.1% to $646,493 in the second quarter of fiscal 2005 from $520,747 in the second quarter of fiscal 2004. This increase was principally the result of increases in residential lot sales of $180,000 and sales of our Glendale Springs Condominiums of $148,000, offset by decreases in ranch land sales of $125,418. The increase in residential lot sales was a result of our bulk sale of remaining lots at our Coventry subdivision in Houston. The decline in ranch land sales was due to the elimination of Willow Springs Ranch from our ranch inventory as the result of the sale of the majority of the ranch in September 2004. We expect that our Glendale Springs Condominiums to continue with sales throughout the year with both phases of the project selling out by calendar year end. We also expect Woodland Court, a planned 43-unit condominium project located in College Station, Texas, to begin generating revenue in the spring of 2005. In addition, Mallard Crossing and Westchester Lakes, two new large residential developments in the Houston metro area, are expected to begin generating revenue in late calendar 2005 and mid 2006, respectively.

Gross margins for the current quarter were lower due to losses incurred on the sale of one of our condominium units at Glendale Springs Condominiums along with the discount offered on the bulk sale of the remaining lots at our Coventry subdivision. The losses incurred at our Glendale Springs Condominiums are due to the increased costs incurred during construction that resulted from numerous construction delays imposed on us by the city.

Our land, lot and condominium sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

Cost of land and lot sales. Cost of land and lot sales increased $200,318, or 93%, to $415,631 in the second quarter of fiscal 2005 from $215,313 in the second quarter of fiscal 2004. As a percentage of land and lot sales, the cost of land and lot sales increased to 64% in the second quarter of fiscal 2005 from 41% in the second quarter of fiscal 2004. This was primarily due to the increased costs incurred on our Glendale Springs Condominiums and the discount offered on the bulk sale of lots at our Coventry subdivision.

Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses increased $93,651, or 23%, to $500,554 in the second quarter of fiscal 2005 from $406,903 in the second quarter of fiscal 2004. The increase was primarily due to increases in salaries of $90,478 offset by decreases in other expenses. Salaries and payroll taxes increased due to higher staffing levels this quarter.

Interest expense. Interest expense decreased $20,399 to $93,908 in the second quarter of fiscal 2005 from $114,307 in the second quarter of fiscal 2004. The decrease was primarily due to the sale of substantially all of the Willow Springs Ranch and the payoff of the related indebtedness.

Interest income. Interest income increased $6,687 to $8,985 in the second quarter of fiscal 2005 from $2,298 in the second quarter of fiscal 2004 due to higher outstanding balances on notes receivable.

Sale of investment in Laguna at Arrowhead Apartments, LLC. On February 14, 2005 we recognized a gain of $878,148 due to the sale of our investment in Laguna at Arrowhead Ranch Apartments.

Other income. Other income was $20,213 in the second quarter of fiscal 2005 compared to $28,111 in the second quarter of fiscal 2004.

Loss from discontinued operations. We were notified by HUD, effective November 8, 2004, that we had been approved as the general partner of Stafford Springs. We were therefore deemed to control Stafford Springs and have therefore consolidated Stafford Springs in our financial statements since November 8, 2004.

On February 10, 2005, we sold the limited liability companies (the “Stafford LLCs”) through which we held our general and limited partnership interests in Stafford Springs. From November 8, 2004 up to the sale on February 10, 2005 the assets and liabilities of Stafford Springs were reflected as held for sale in our balance sheet, and the operations of Stafford Springs are classified as discontinued operations in our statements of operations. The loss from discontinued operations was $15,441 and $27,273 for the three month periods ended March 31, 2005 and 2004, respectively.

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

Net income (loss). In the second quarter of fiscal 2005 we had net income of $528,305 compared to a net loss of $212,640 in the second quarter of fiscal 2004. This increase is primarily due to the sale of our investment in Laguna at Arrowhead Ranch Apartments on February 14, 2005 on which we recognized a gain of $878,148.

Six months ended March 31, 2005 (first six months of fiscal 2005) compared to the six months ended March 31, 2004 (first six months of fiscal 2004)

Real estate sales. Real estate sales increased $744,245 or 92% to $1,553,868 in the first six months of fiscal 2005 from $809,623 in the first six months of fiscal 2004. This increase was the result of increases in ranch land sales of $318,605, residential lot sales of $277,640 and a sale of our Glendale Springs Condominiums of $148,000. The increase in residential lot sales was a result of our bulk sale of remaining lots at our Coventry subdivision in Houston in the second quarter of fiscal 2005. We expect that our Glendale Springs Condominiums to continue with sales throughout the year with both phases of the project selling out by calendar year end. We also expect Woodland Court, a planned 43-unit condominium project located in College Station, Texas, to begin generating revenue in the summer of 2005. In addition, Mallard Crossing and Westchester Lakes, two new large residential developments in the Houston metro area, are expected to begin generating revenue in late calendar 2005.

Gross margins were lower due to the loss incurred on the sale of one of our condominium units at Glendale Springs Condominiums along with the discount offered on the bulk sale of the remaining lots at our Coventry subdivision. The losses incurred at our Glendale Springs Condominiums are due to the increased costs incurred during construction that resulted from numerous construction delays imposed on us by the city.

Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

Cost of real estate sales. Cost of real estate sales increased $476,227, or 133%, to $834,844 in the first six months of fiscal 2005 from $358,617 in the first six months of fiscal 2004. As a percentage of real estate sales, the cost of real estate sales increased to 54% in the first six months of fiscal 2005 from 44% in the first six months of fiscal 2004. This was primarily due to the increased costs of sales incurred on our Glendale Springs Condominiums and the discount offered on the bulk sale of lots at our Coventry subdivision.

Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses increased $144,144, or 17.5%, to $967,209 in the first six months of fiscal 2005 from $823,065 in the first six months of fiscal 2004. The increase was primarily due to increases in salaries of $129,998 and payroll taxes of $24,124, partially offset by overall decreases in all other operating expenses of $9,978. Salaries and payroll taxes increased due to higher staffing levels in the first six months of fiscal 2005 as well as compensation of $23,793 related to a cashless option exercise for shares of our common stock.

Interest expense. Interest expense decreased $37,569 to $174,170 in the first six months of fiscal 2005 from $211,739 in the first six months of fiscal 2004. The decrease was primarily due to the sale of substantially all of the Willow Springs Ranch and the payoff of the related indebtedness.

Interest income. Interest income increased $12,912 to $17,309 in the first six months of fiscal 2005 from $4,397 in the first six months of fiscal 2004 due to higher outstanding balances on notes receivable.

Sale of investment in Laguna at Arrowhead Apartments, LLC. On February 14, 2005 we recognized a gain of $878,148 due to the sale of our investment in Laguna at Arrowhead Ranch Apartments.

Other income. Other income was $59,214 in the first six months of fiscal 2005 compared to $38,585 in the first six months of fiscal 2004.

Loss from discontinued operations. We were notified by HUD, effective November 8, 2004, that we had been approved as the general partner of Stafford Springs. We were therefore deemed to control Stafford Springs and have therefore consolidated Stafford Springs in our financial statements since November 8, 2004.

On February 10, 2005, we sold the limited liability companies (the “Stafford LLCs”) through which we held our general and limited partnership interests in Stafford Springs. From November 8, 2004 up to the sale on February 10, 2005 the assets and liabilities of Stafford Springs were reflected as held for sale in our balance sheet, and the operations of Stafford Springs are classified as discontinued operations in our statements of operations. The loss from discontinued operations was $84,211 and $43,979 for the first six months of fiscal 2005 and 2004, respectively.

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

Net income (loss). In the first six months of fiscal 2005 we had net income of $448,105 compared to a net loss of $584,795 in the first six months of fiscal 2004. This increase is primarily due to the sale of Laguna at Arrowhead Ranch Apartments on February 14, 2005.

Liquidity and Capital Resources

In this section of the management discussion and analysis segment, we discuss:

•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the first six months of fiscal 2005; and

•	our commitments and contractual obligations.

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

We believe that the key factors that could affect sources of cash include:

•	factors that affect our results of operations and cash flows, including reduced demand for land resulting from the economic slowdown, competitive pricing pressures; and

•	factors that affect our access to bank financing that could impair our ability to obtain needed financing on acceptable terms to finance the acquisition and development of new projects.

Analysis of cash flows. Cash flow information for the six months ended March 31, 2005 and 2004 follows:

	Six months ended March 31,
	2005	2004
	Unaudited	Unaudited
Net cash used in operating activities	$(2,084,800)	$(1,886,289)
Cash flows provided by (used in) investing activities
Collection of receivable from related entities	6,960	18,626
Purchases of property and equipment	(52,176)	(37,721)
Proceeds from sale of property and equipment	—	40,000

Net cash provided by (used in) investing activities	(45,216)	20,905

Cash flows from financing activities
Issuance of notes payable	1,890,510	2,679,904
Principal payment on discontinued operiations	(9,262)	—
Payments on notes payable	(952,209)	(995,869)
Issuance of note payable to related entities	—	150,000
Decrease in payable to related entity	(72,151)	(18,245)
Decrease in subordinated debt	—	(324,423)
Proceeds from stock options excercised	15,001	—

Net cash provided by financing activities	871,888	1,491,367

Net decrease in cash and cash equivalents	(1,258,128)	(374,017)

Cash and cash equivalents at beginning of period	1,675,690	1,100,844

Cash and cash equivalents at end of period	$417,562	$726,827

Cash flow activity for the six months ended March 31, 2005 (first six months of fiscal 2005). As of March 31, 2005, we had cash and cash equivalents of $417,562, a decrease of $1,258,128 from the September 30, 2004 balance. This compares to a decrease in cash and cash equivalents of $374,017 in the first six months of fiscal 2004.

Cash flow used in operating activities was $2,084,800 for the first six months of fiscal 2005 compared to $1,886,289 of cash used in the first six months of fiscal 2004, an increase in cash outflows of $198,511. Factors causing decreased cash inflows from operating activities in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 include:

•	Land held for development and sale increased $2,083,135 in the first six months of fiscal 2005 compared to an increase of $1,209,196 in the first six months of fiscal 2004. The increase of $873,939 is primarily due to the acquisitions of properties in College Station, Texas and Houston, Texas along with the capitalization of development costs related to our condominium project in Glendale, Arizona, our condominium project in College Station, Texas, and our Mallard Crossing and Westchester Lakes projects in the Houston area for a residential lot development. Construction costs for the Glendale and College Station projects are being funded primarily through bank loans.

These were partially offset by the following factors:

•	Net earnings in the first six months of fiscal 2005 of $448,105 compared to net losses of $584,795 in the first six months of fiscal 2004. The increase in earnings of $1,032,900 was a direct result of the sale of our investment in the Laguna at Arrowhead Ranch Apartments on February 14, 2005.

Looking forward, we expect cash flow from operations to increase over the next twelve months, because of several new projects that will come on-line during the next twelve months.

Net cash used in investing activities was $45,216 in the first six months of fiscal 2005 compared to cash provided of $20,905 in the first six months of fiscal 2004. Collections of receivables from related entities decreased $11,666 in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. We purchased $52,176 of property and equipment in the first six months of fiscal 2005 compared to $37,721 in the first six months of fiscal 2004. We also did not sell any property and equipment in the first six months of fiscal 2005 compared to $40,000 of proceeds received in the first six months of fiscal 2004. We are not planning any significant purchases of property and equipment for the remainder of the fiscal year.

Net cash provided by financing activities was $871,888 in the first six months of fiscal 2005 compared to cash provided of $1,491,367 in the first six months of fiscal 2004. During the first six months of fiscal 2005, additional borrowings totaled $1,890,510 compared to $2,679,904 in the first six months of fiscal 2004. The borrowings in fiscal 2005 consisted primarily of $738,443 for the acquisition of properties in College Station, Texas and Houston, Texas, $830,171 related to construction on Phase I of the Glendale project and on the Woodland Court project, both expected to continue through 2005. We also borrowed $240,060 to fund our development of both 200 acres and 476 acres in the Houston area for a residential lot development called Westchester Lakes and Mallard Crossing, respectively. Development activity at both Westchester Lakes and Mallard Crossing is expected to begin late this year. Payments on notes payable totaled $952,209 in the first six months of fiscal 2005 compared to $995,869 in the first six months of fiscal 2004. Principal payments on our notes are made primarily through the payment of release prices as lots are sold, and also included $144,000 which was not related to the sale of lots.

There were no payments made towards subordinated debt in the first six months of fiscal 2005, compared the payments of $378,587 in the first six months of fiscal 2004.

Contractual obligations. Our long-term debt includes notes payable of $6,560,368 and subordinated debt of $3,504,329. Other than two vehicle loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. Included in notes payable is $2,417,736 of acquisition and development loans used to purchase and develop two large parcels of land (480 acres and 200 acres) in the Houston metro area for two new subdivisions. Also included is the note payable of $848,231 to finance our Wagon Bow Ranch in northern Arizona. In addition, our construction loan for a condominium project in Glendale, Arizona requires periodic advances by the Company into a borrower’s funds account maintained by the bank. The borrower’s funds account is used for the payment of construction costs. As of March 31, 2005, construction on one 8-unit building was complete. The remaining five buildings in this phase of the project are expected to begin construction at various dates through 2005.

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

We project that our capital expenditures for property and development, net of amounts funded by development loans, will be approximately $1.0 million for the remainder of fiscal 2005. The remainder will be borrowed from banks and other financial institutions. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.

We hold $435,648 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 9.5% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We do not have any derivative financial instruments as of March 31, 2005. We have entered into loan agreements and accepted notes receivable in partial payment of land sales that subject our portfolio to interest rate risk. At March 31, 2005, we held notes receivable in the amount of $725,148 that we expect to hold until maturity. An increase in interest rates would result in a decline in the market value of these notes but no reserve for this contingency is considered necessary as we intend to hold these notes until maturity. These notes currently bear interest at or near market rates.

Item 4. Controls and Procedures

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

Our auditors have advised us of the existence of certain material weaknesses in our internal controls primarily due to a lack of segregation of duties because of the small size of our staff. Our management is evaluating possible corrective actions. During the six months ended March 31, 2005 no change occurred in the Company’s internal controls over financial reporting that materially affected or is likely to materially affect the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K

On March 3, 2005, a Form 8-K was filed to report the news release of the Company’s results for the quarter ended December 31, 2004.
On March 17, 2005, a Form 8-K was filed to report the purchase of land in the Galleria section of Houston.
On April 29, 2005 a Form 8-K was filed to report that Jerome L. Joseph had left his position as the Company’s Chief Financial Officer effective April 25, 2005.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: May 16, 2005	By /s/ Jay N. Torok

Jay N. Torok Chief Executive Officer and Principal Financial Officer (see explanatory note)

Explanatory note: Jerome L. Joseph left his position as Chief Financial Officer effective April 25, 2005. Jay N. Torok has been appointed by the Company’s Board of Directors to act as the Principal Financial Officer for purposes of filing this report.