Form 10QSB/A
period 2005-03-31
GREAT WESTERN LAND RECREATION INC
filed 2005-07-26
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

GREAT WESTERN LAND AND RECREATION, INC.

     Great Western Land and Recreation, Inc.’s Form 10-QSB for the quarter ended March 31, 2005, filed on May 16, 2005, is hereby amended by replacing Part II Item 2 and Part II Item 6(a) as follows:

PART II: OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     On March 31, 2005, the Registrant sold 2,454 shares of Series D Callable Cumulative Convertible Preferred Stock (the “Series D Shares”) and 2,035 shares of Series E Callable Cumulative Preferred Stock (the Series E Shares”).

(b)     The offering was made in a private place offered to two landowners as partial payment for property. No underwriter or placement agent was used.

(c)     The Series D Shares and the Series E Shares were exchanged as partial payment for parcels of land that were purchased by the Company. The Series D Shares were valued at $245,400 towards the purchase price of land. The Series E Shares were valued at $203,500 towards the purchase price of land.

(d)     The offer and sale of the Series D Shares and Series E Shares were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder as not involving a public offering of securities.

(e)     The Series D Shares and the Series E Shares, together with any unpaid accumulated dividends, are convertible into common stock of the Company at a conversion rate equal to the average of the reported closing price on the market where the stock is traded over the five working days before the Issuance Date and the five working days after the Issuance Date, as such price is reported on Yahoo; provided, however, that the conversion price shall not be less than $0.50 per share and not more than $1.25 per share. Both the Series D Shares and the Series E Shares were issued on March 31, 2005.

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

GREAT WESTERN LAND AND RECREATION, INC.
(Registrant)

Date: July25, 2005	By /s/ Jay N. Torok
Jay N. Torok
Chief Executive Officer and Principal Financial Officer
(see explanatory note)

Explanatory note: Jerome L. Joseph left his position as Chief Financial Officer effective April 25, 2005. Jay N. Torok has been appointed by the Company’s Board of Directors to act as the Principal Financial Officer for purposes of filing this report.

3