Form 10QSB
period 2005-06-30
GREAT WESTERN LAND RECREATION INC
filed 2005-08-22
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .
Commission file number 0-18808
Great Western Land and Recreation, Inc.
(Name of small business issuer as specified in its charter)

Nevada	13-3530765
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7373 N. Scottsdale Road, Suite C-140 Scottsdale, AZ 85253 (480) 949-6007 (Address and telephone number of principal executive offices)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The number of shares of the registrant’s Common Stock outstanding at August 15, 2005 was 21,265,973.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

June 30,
2005
ASSETS
Cash and cash equivalents	$340,383
Notes and accounts receivable	615,357
Land held for development and sale	12,293,252
Receivable from related entities	27,169
Property and equipment, net of accumulated depreciation of $93,921	146,082
Other	772,525

$14,194,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$5,815,686
Subordinated debt	3,558,513
Payable to related entities	915,309
Accounts payable and other accrued liabilities	434,125

Total liabilities	10,723,633

Minority interest	(72,663)

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 27,069 shares issued and outstanding; 20,000 additional shares issued, held by a subsidiary and reported as treasury shares; liquidation value — $1,998,876	1,851,193
Common stock, $0.001 par value; 45,000,000 shares authorized; 21,265,973 shares issued and outstanding	21,265
Additional paid-in capital	2,566,403
Accumulated other comprehensive loss	(733)
Accumulated deficit	(894,330)

Total stockholders’ equity	3,543,798

$14,194,768

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Real estate sales	$2,480,841	$628,153	$4,034,709	$1,437,776
Cost of real estate sales	1,983,990	307,751	2,818,834	666,368

Gross profit from real estate sales	496,851	320,402	1,215,875	771,408

Sale of real estate investment in Laguna at Arrowhead	25,337	—	903,485	—

Earnings from sales of real estate and real estate investments	522,188	320,402	2,119,360	771,408

Selling, general and administrative expenses	425,114	410,070	1,392,323	1,233,135

Income (loss) from operations	97,074	(89,668)	727,037	(461,727)

Other income (expense)
Interest expense	(77,935)	(163,882)	(252,105)	(375,621)
Interest income	7,191	1,173	24,500	5,570
Other income (expense)	(33,276)	10,900	25,938	5,506

Total other income (expense)	(104,020)	(151,809)	(201,667)	(364,545)

Income (loss) before minority interests and discontinued operations	(6,946)	(241,477)	525,370	(826,272)

Minority interests	107,166	—	107,166	—

Income (loss) from continuing operations	100,220	(241,477)	632,536	(826,272)

Loss from discontinued operations	—	—	(84,211)	—

Net income (loss)	100,220	(241,477)	548,325	(826,272)

Less: Preferred stock dividends applicable to the period	(30,465)	(25,036)	(80,537)	(48,666)

Net income (loss) available for common stock	$69,755	$(266,513)	$467,788	$(874,938)

Basic & diluted income (loss) per common & common equivalent shares
Income (loss) from continuing operations	$0.00	$(0.01)	$0.02	$(0.04)
Income (loss) from discontinued operations	—	—	(0.00)	—

Net income (loss) per common & common equivalent shares	$0.00	$(0.01)	$0.02	$(0.04)

Weighted average common and common equivalent shares outstanding
Basic	21,265,973	20,885,399	21,183,022	20,874,410

Diluted	21,629,835	20,885,399	22,868,684	20,874,410

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(unaudited)

						Accumulated
						Other
					Additional	compre-
	Preferred Stock		Common Stock		paid-in	hensive	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	income
Balance, September 30, 2004	22,580	$1,390,617	21,008,399	$21,008	$2,576,898	$(733)	$(1,442,655)	$—
Issuance of preferred stock in exchange for land	4,489	411,544	—	—	—	—	—	—
Amortization of discount on preferred stock	—	49,032	—	—	(49,032)	—	—	—
Stock option exercises	—	—	257,574	257	38,537	—	—	—
Net earnings	—	—	—	—	—	—	548,325	548,325

Comprehensive income for the nine months ended June 30, 2005								$548,325

Balance, June 30, 2005	$27,069	$1,851,193	$21,265,973	$21,265	$2,566,403	$(733)	$(894,330)

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2005	2004
Net cash used in operating activities	$(1,352,455)	$(2,708,547)

Cash flows provided by (used in) investing activities
Collection of receivable from related entities	6,698	18,458
Purchases of property and equipment	(78,176)	(45,022)
Proceeds from sale of property and equipment	—	40,000

Net cash provided by (used) in investing activities	(71,478)	13,436

Cash flows from financing activities
Issuance of notes payable	2,321,274	4,160,649
Payments on notes payable	(2,141,748)	(1,803,523)
Issuance of note payable to related entity	—	150,000
Decrease in payable to related entities	(105,901)	4,882
Decrease in subordinated debt	—	(378,587)
Payment of dividends on preferred stock	—	(2,050)
Proceeds from stock options exercised	15,001	—

Net cash provided by financing activities	88,625	2,131,371

Net decrease in cash and cash equivalents	(1,335,307)	(563,740)

Cash and cash equivalents at beginning of period	1,675,690	1,100,844

Cash and cash equivalents at end of period	$340,383	$537,104

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$69,569	$64,660
Noncash investing and financing activities
Accrued interest capitalized included in debt	87,997	61,054
Transfer of Wagon Bow ranch land in exchange for minority interest in Houston Warren Ranch LLC	—	15,614
Preferred stock issued in exchange for land	411,544	678,581
Common stock issued in exchange for 47.5% minority interest in Firebird Financial, LLC and an option to purchase land	—	15,000
Subordinated debt issued in exchange for land	150,000	70,000
Sale of investment in #22 Stafford Springs in exchange for a note receivable	289,500	—
The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A – BACKGROUND AND BASIS OF PRESENTATION
The accompanying consolidated financial statements as of June 30, 2005 and for the three month and nine month periods ended June 30, 2005 and 2004 include the accounts of Great Western Land and Recreation, Inc. and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method unless the Company is deemed to control the entity. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material inter-company accounts and transactions have been eliminated.
The Company is engaged principally in the acquisition, development and sale of real estate located in Houston and College Station Texas, Phoenix and Glendale, Arizona and certain country areas of New Mexico and Arizona. Transactions include both retail and non-retail land sales, depending upon the progress of the development and sub-division process.
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
NOTE B – STOCK BASED COMPENSATION
The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three month and nine month periods ended June 30, 2005 and 2004.

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$100,220	$(241,477)	$548,325	$(826,272)
Deduct: Total stock-based employee compensation determined under fair value based method (1)	(140,897)	(3,274)	(159,256)	(8,266)

Pro forma net income (loss)	$(40,677)	$(244,751)	$389,069	$(835,538)

Income (loss) per share:
Basic and diluted — as reported	$0.00	$(0.01)	$0.02	$(0.04)

Basic and diluted — pro forma	$(0.00)	$(0.01)	$0.02	$(0.04)

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no dividends. The expected option life is based on all options being exercised just prior to expiration.
NOTE C – NET INCOME (LOSS) PER SHARE
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
NOTE D – INVESTMENT IN UNCONSOLIDATED COMPANY
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
The investment in Laguna was accounted for using the equity method. Under the equity method, the Company’s investment balance equaled the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since the date of acquisition. At December 31, 2004 the Company had no investment balance in Laguna.
On February 14, 2005 the sale of Laguna at Arrowhead Ranch Apartments closed. The Company received cash proceeds of $878,148 and recorded a gain for the amount. According to the management company for Laguna at Arrowhead Ranch Apartments, this sum represented approximately 98% of the expected total distribution from the sale. The remainder will be distributed as the affairs of Laguna at Arrowhead Ranch Apartments wind down. For the quarter ended June 30, 2005, the Company received additional net cash proceeds of $25,337.
NOTE E – RELATED ENTITIES
Related entity receivables/payables are as follows at June 30, 2005:

Receivable from related entities:
Minority investor in Houston Warren Ranch Partners, LLC (2)	$19,250
Other	7,919

$27,169

Payable to related entities:
Minority investors in Glendale Condominiums, LLC (1)	$742,184
Minority investors in Villa Maria, LLC (3)	173,125

$915,309

The subordinated debt is also due to a related entity. See Note F for further discussion.

(1)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $3,033,860 at June 30, 2005 and are included in land held for development and sale.

(2)	The Company has a total interest of 70% in Houston Warren Ranch Partners, LLC (“Warren Ranch”) which is derived from its 55% direct ownership in Warren Ranch as well as a 15% indirect interest from its one third ownership in Jessica Star Partners, LLC. Jessica Star Partners, LLC owns 45% of Warren Ranch and consists of the following members owning a one third interest in the company: Great Western Land & Recreation, Inc., the Chairman of Great Western’s Board of Directors and Brad Dill of BD Realty. During the nine months ended June 30, 2005 the Company paid BD Realty $78,631 in fees related to the development of Mallard Crossing and Westchester Lakes, as well as rent on the Houston Office which is leased from them.

(3)	The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.
NOTE F – SUBORDINATED DEBT
The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc Investments, LLC, the majority stockholder of the Company. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. On October 31, 2003, the Company made a payment of $378,587. Also included in subordinated debt are notes payables related to the purchase of land in College Station, Texas for the Woodland Court condominium project and Houston, Texas for the Bella Vista townhome project. The note related to Woodland Court bears interest at 5.0% and is subordinate to other loans on the property. Principal on the note is due on April 1, 2009, with interest payments due quarterly. The balance due on this note, including accrued interest, is $67,875 at June 30, 2005. The note related to Bella Vista townhomes bears interest at 7.0% and is subordinate to other loans on the property. Principal on the note is due on March 10, 2007, with interest payments due monthly. The balance due on this note, including accrued interest, is $150,000 at June 30, 2005.
NOTE G – COMMITMENTS AND CONTINGENCIES
The Company has sold notes receivable with repayment terms of up to 20 years, with recourse upon nonpayment by the debtor, of $469,394 and $328,527 during the nine months ended June 30, 2005 and June 30, 2004, respectively. The remaining balances due, with recourse, of all notes sold are $1,799,964 as of June 30, 2005.
Fifteen percent of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance was $269,995 at June 30, 2005, and is included in other assets, net of an allowance established for recourse chargeback of $22,562. If the Company incurs a chargeback, ownership of the original land sold will revert to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the nine month period ended June 30, 2005, the Company received no chargebacks.
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

NOTE H – PREFERRED STOCK
The Company has authorized six series of preferred stock: Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), Series B Cumulative Convertible Preferred Stock (“Series B Preferred”), Series C Cumulative Convertible Preferred Stock (“Series C Preferred”), Series D Cumulative Convertible Preferred Stock (“Series D Preferred”), Series E Cumulative Convertible Preferred Stock (“Series E Preferred”) and Series F Callable Cumulative Convertible Preferred Stock (“Series F Preferred”) (authorized subsequent to the quarter end). As of June 30, 2005, there were 14,380 shares of Series A Preferred, 8,200 shares of Series C Preferred, 2,454 shares of Series D Preferred and 2,035 shares of Series E Preferred issued and outstanding. As of June 30, 2005, 20,000 shares of Series B Preferred have been issued and are held by a subsidiary of the Company.
Series A Preferred Stock
Effective June 28, 2002, the Company issued 14,380 shares of Series A Preferred with a liquidation value of $719,000. The Series A Preferred is senior to the Series B Preferred, Series C Preferred, Series D Preferred, Series E Preferred and Series F Preferred, and is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. The Series A Preferred has a cumulative dividend, payable semi-annually at the following rates:

Year from the date of issuance:
First	0% per annum
Second	2% per annum
Third	4% per annum
Fourth	5% per annum
Fifth	6% per annum
Thereafter	7% per annum
As the Series A Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $114,071, which is being amortized to additional paid in capital over the period of increasing dividend rates of the stock. The balance of the Series A Preferred (net of unamortized discount) was $703,570 at June 30, 2005. At June 30, 2005, dividends in arrears totaled $43,140, or $3.00 per share.
Series B Preferred Stock
Effective June 1, 2004, the Company issued 20,000 shares of Series B Preferred with a stated value of $1,000,000 to Houston Warren Ranch Partners, LLC, a majority-owned subsidiary of the Company. The Series B Preferred was then pledged by Houston Warren Ranch Partners, LLC as collateral on a loan. The Series B Preferred ranks junior to the Series A Preferred, but is senior to the Series C Preferred, Series D Preferred, Series E Preferred and Series F Preferred, and is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. The Series B Preferred has a cumulative dividend, payable semi-annually at the following rates:

Year from the date of issuance:
First	2.0% per annum
Second	3.0% per annum
Third	3.5% per annum
Thereafter	4.0% per annum
As a majority-owned subsidiary of the Company, the accounts of Houston Warren Ranch Partners, LLC are included in the accompanying consolidated financial statements. Accordingly, the shares and dividends of Series B Preferred owned by Houston Warren Ranch Partners, LLC are not reported in the accompanying consolidated balance sheet.

Series C Preferred Stock
Effective March 31, 2004, the Company issued 8,200 shares of Series C Preferred with a stated value of $820,000. The shares were issued in exchange for land with a fair market value of $678,581. The Series C Preferred ranks junior to the Series A Preferred and to the Series B Preferred, but is senior to Series D Preferred, Series E Preferred and Series F Preferred, and is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at the following prices:

Year from the date of issuance:
First	$1.00 per share of common stock
Second through fourth	$2.00 per share of common stock
Thereafter	$3.50 per share of common stock
The Series C Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates:

Year from the date of issuance:
First	1% per annum
Second	2% per annum
Third	3% per annum
Fourth	4% per annum
Fifth	5% per annum
Thereafter	7% per annum
As the Series C Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $141,419, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series C Preferred was $732,386 at June 30, 2005. At June 30, 2005 dividends in arrears totaled $10,250, or $1.25 per share.
Series D Preferred Stock
Effective March 31, 2005, the Company issued 2,454 shares of Series D Preferred with a stated value of $245,400. The shares and cash of $253,641 were issued in exchange for land with a fair market value of $481,200. The Series D Preferred ranks junior to the Series A Preferred, Series B Preferred and to the Series C Preferred and ranks at parity with the Series E Preferred and the Series F Preferred. The Series D Preferred is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a collar price of $0.98. The collar price is the average of the reported closing price on the market where the stock is traded over the five (5) working days before the issuance date and five (5) working days after the issuance date, as such closing prices reported on Yahoo.
The Series D Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates:

Year from the date of issuance:
First	$2.00 per annum
Second	$3.00 per annum
Third	$3.50 per annum
Fourth	$4.00 per annum
Fifth	$4.50 per annum
Thereafter	$5.00 per annum
As the Series D Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $17,841, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series D Preferred was $229,310 at June 30, 2005. At June 30, 2005 dividends in arrears totaled $1,227, or $0.50 per share.

Series E Preferred Stock
Effective March 31, 2005, the Company issued 2,035 shares of Series E Preferred with a liquidation value of $203,500. The shares and cash of $215,609 were issued in exchange for land with a fair market value of $399,594. The Series E Preferred ranks junior to the Series A Preferred, the Series B Preferred, the Series C Preferred and is at parity with the Series D Preferred and the Series F Preferred. The Series E Preferred is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a collar price of $0.98. The collar price is the average of the reported closing price on the market where the stock is traded over the five (5) working days before the issuance date and five (5) working days after the issuance date, as such closing prices reported on Yahoo.
The Series E Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates:

Year from the date of issuance:
First	$1.00 per annum
Second	$2.00 per annum
Third	$3.00 per annum
Fourth	$4.00 per annum
Fifth	$4.50 per annum
Thereafter	$5.00 per annum
As the Series E Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $19,515, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series E Preferred was $185,927 at June 30, 2005. At June 30, 2005 dividends in arrears totaled $508.75, or $0.25 per share.
Series F Preferred Stock
On July 1, 2005, the Company issued 4,250 shares of Series F Preferred with a stated value of $425,000. The shares, and cash of $700,000, were issued in exchange for land with a fair market value of $1,125,000. The Series F Preferred ranks junior to the Series A Preferred, the Series B Preferred and the Series C Preferred, and is at parity with the Series D Preferred and the Series E Preferred. The Series F Preferred is redeemable in whole or in part at the option of the Company at a redemption price per share equal to the stated value ($100 per share) plus all unpaid dividends accumulated thereon to the date of actual payment of the redemption price. It is convertible by the holder at any time into shares of the Company’s common stock at the rate of $2 per share of common stock.
The Series F Preferred shall accumulate dividends, payable semi-annually on the last day of June and December of each year subsequent to the date of issuance at the following rates:

Year from the date of issuance:
First	$1.00 per annum
Second	$2.00 per annum
Third	$3.00 per annum
Fourth	$4.00 per annum
Thereafter	$4.50 per annum
As the Series F Preferred has an increasing dividend rate, it will initially be recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. There were no outstanding shares of the Series F Preferred at June 30, 2005. At June 30, 2005 there were no dividends in arrears.
NOTE I – STOCK OPTION PLAN
The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees vest sooner. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued during the nine months ended June 30, 2005 were at exercise prices which approximated the fair market value of the Company’s common stock at the date of grant. Fair value was determined by the most recent closing price for the Company’s common shares on the over-the-counter bulletin board on the date of grant. At June 30, 2005 options for 605,500 shares of common stock were available for issuance under the plan, respectively. Additional information with respect to stock option plan activity is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
September 30, 2004	2,289,500	$0.24
Grants	1,255,000	$0.40
Exercises	(257,574)	$0.15
Cancellations	(392,426)	$0.28

June 30, 2005	2,894,500	$0.31

Outstanding options expire at various dates through May 2015. The weighted-average exercise price of options which were exercisable at June 30, 2005 was $0.30. Options outstanding and options exercisable at June 30, 2005 are as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
Exercise	of	Contractual	of	Contractual
Prices	Shares	Life (in years)	Shares	Life (in years)
$0.15	877,000	6.8	877,000	6.8
$0.31	750,000	9.1	550,000	9.1
$0.35	100,000	9.0	—	—
$0.36	50,000	9.3	—	—
$0.40	965,000	9.8	815,000	9.9
$0.46	20,000	9.6	10,000	9.6
$0.60	20,000	9.7	20,000	9.7
$0.65	50,000	8.8	16,666	8.8
$0.80	62,500	4.3	62,500	4.3

	2,894,500		2,351,166

NOTE J – INCOME TAXES
Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets for which realization is dependent on future taxable income. During the three month and nine month periods ended June 30, 2005, there was no income tax liability or expense due to the anticipated utilization of prior years’ net loss carryforwards.
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
The Company was notified by HUD, effective November 8, 2004, that the Company had been approved as the general partner of Stafford Springs. As general partner, the Company was deemed to control Stafford Springs and had thereafter consolidated Stafford Springs in the accompanying financial statements since November 8, 2004.
The Company, as of December 31, 2004 adopted a plan to sell its interest in Stafford Spring. On February 10, 2005, the Company sold the limited liability companies (the “Stafford LLCs”) through which it held its general and limited partnership interest in Stafford Springs. The Stafford LLCs were sold to Lafayette Financial Services, LLC (“Lafayette”). Lafayette is owned by the Chairman of the Company’s board of directors and an unrelated party. The consideration for the sale was $17,000 in cash and an earn-out agreement through which the Company will receive 33% of the proceeds of a future sale of the Summer Park Duplexes. The Company therefore no longer has any ownership interest in Stafford Springs.
Subsequently, Lafayette was successful in selling its membership interests in Summer Park and Stafford Springs. The Company is a beneficiary of 33% of the proceeds from a cash flow note, which Lafayette received in connection with the sale. The Company will also act as the collection agent for the note. The note in the amount of $666,000 is due at maturity with interest accruing at 5% per annum.
A summary of loss from discontinued operations is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Sales	$—	$—	$218,260	$—
Operating expenses	—	—	(346,329)	—
Minority interest	—	—	72,461	—

	—	—	(55,608)	—
Equity in operating losses of Stafford Springs prior to consolidation	—	—	(28,603)	—

Loss from discontinued operations	$—	$—	$(84,211)	$—

NOTE M – RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued Statement of Financial Accounting Standards No 123(R), “Share Based Payment” (“SFAS 123(R)”). This statement requires companies to recognize the compensation cost related to share-based payment transactions, including stock options, in their financial statements based on the fair market value of the equity or liability instruments issued. The effective date of SFAS 123(R) will be the interim reporting period ended March 31, 2006. See Note B for pro forma information on the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) as of June 30, 2005.
NOTE N – SUBSEQUENT EVENT
On July 15, 2005, the Company acquired approximately 5.5 acres in east Mesa, Arizona for $1,125,000, utilizing both cash and issuance of 4,250 shares of the Series F Preferred Stock (as explained in Note H). Current plans for the land call for the design and construction of a condominium project expected to generate sales in excess of $14,000,000.

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
Results of Operations
Comparison of the three months ended June 30, 2005 and 2004 (third quarter of fiscal 2005 and 2004, respectively)
Real Estate Sales. Real estate sales increased $1,852,688 or 295.0% to $2,480,841 in the third quarter of fiscal 2005 from $628,153 in the third quarter of fiscal 2004. This increase was principally the result of residential lot sales of $1,073,641, sales of our Glendale Springs Condominiums of $943,200 and sales of our Woodland Court/Villa Maria condos of $299,000. The increase in residential lot sales was a result of the increased demand and market for residential property at our Wagon Bow Ranch. The increase in the sales of condominiums is a result of our completion of nine units (one building) of the Glendale Springs project, and nine units (two buildings) of the Woodland Court project. We expect both projects to be completed with sales of the remaining units of the two 43-unit complexes by early 2006. Additionally, Mallard Crossing and Westchester Lakes, two new large residential developments in the Houston metro area, are expected to begin generating revenue in mid-2006.
Cost of land and lot sales. Cost of land and lot sales increased $1,676,239, or 544.7%, to $1,983,990 in the third quarter of fiscal 2005 from $307,751 in the third quarter of fiscal 2004. As a percentage of land and lot sales, the cost of land and lot sales increased to 80.0% in the third quarter of fiscal 2005 from 49% in the third quarter of fiscal 2004.
Gross margins for the current quarter were lower due to losses incurred on the sales at both the Glendale Springs and Woodland Court locations. The losses are attributable in part to “loss leader” sales, escalating construction costs without corresponding increases in our initial sales prices, and numerous construction delays relating to permit issues raised by the City of Glendale, AZ. The Company has decided that construction of the remaining buildings at these two projects will be managed by Company project managers, rather than by outside general contractors as has been the case in the past. The Company believes that this will result in higher profit margins in both projects. Also, the sales prices for the remaining units will be thoroughly reviewed and increased in order to reflect the significant increases in the price of real estate that are occurring in the Phoenix metro area.
Sale of investment in Laguna at Arrowhead Apartments, LLC. On February 14, 2005, we recognized a gain of $878,148 due to the sale of our investment in Laguna at Arrowhead Ranch Apartments. During the quarter ended June 30, 2005, an additional net gain of $25,337 was recognized from additional distributions received. Certain year-to-date amounts have been reclassified to conform to current quarter presentation. Such reclassifications had no effect on previously reported earnings or financial position.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $15,044, or 3.7%, to $425,114 in the third quarter of fiscal 2005 from $410,070 in the third quarter of fiscal 2004. The increase was primarily due to hiring project managers and additional corporate management and administrative personnel, partially offset by reduced advertising and promotion expenses.
Interest expense. Interest expense decreased $85,947 to $77,935 in the third quarter of fiscal 2005 from $163,882 in the third quarter of fiscal 2004. The decrease was primarily due to the sale of substantially all of the Willow Springs Ranch and the payoff of the related indebtedness.
Interest income. Interest income increased $6,018 to $7,191 in the third quarter of fiscal 2005 from $1,173 in the third quarter of fiscal 2004 due to higher outstanding balances on notes receivable.
Other income. Other income (expense) was $(33,276) in the third quarter of fiscal 2005 compared to $10,900 in the third quarter of fiscal 2004. The change is primarily due to miscellaneous costs incurred for Willow Springs Ranch.
Loss from discontinued operations. We were notified by HUD, effective November 8, 2004, that we had been approved as the general partner of Stafford Springs. We were therefore deemed to control Stafford Springs and had thereafter consolidated Stafford Springs in our financial statements since November 8, 2004.
On February 10, 2005, we sold the limited liability companies (the “Stafford LLCs”) through which we held our general and limited partnership interests in Stafford Springs. From November 8, 2004 up to the sale on February 10, 2005 the assets and liabilities of Stafford Springs were reflected as held for sale in our balance sheet, and the operations of Stafford Springs were classified as discontinued operations in our statements of operations.
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
Minority interests. The $107,166 represents the 30% share of losses attributable to the minority investors in Glendale Springs Condominiums LLC and Villa Maria LLC (as explained in Note E).
Comparison of the nine months ended June 30, 2005 and 2004
Real estate sales. Real estate sales increased $2,596,933 or 180.6% to $4,034,709 in the first nine months of fiscal 2005 from $1,437,776 in the first nine months of fiscal 2004. This increase was primarily the result of increased ranch land sales and condominium sales at Glendale Springs Condominiums and Woodland Court/Villa Maria. We expect both projects to be completed with sales of the remaining units of the two 43-unit complexes by early 2006. The increase in residential lot sales was a result of increased sales of lots at our Wagon Bow Ranch. We expect sales to begin generating revenue in mid-2006 at Mallard Crossing and Westchester Lakes, two new large residential developments in the Houston metro area.
Cost of real estate sales. Cost of real estate sales increased $2,152,466, or 323.0%, to $2,818,834 in the first nine months of fiscal 2005 from $666,368 in the first nine months of fiscal 2004. As a percentage of real estate sales, the cost of real estate sales increased to 69.9% in the first nine months of fiscal 2005 from 46.3% in the first nine months of fiscal 2004. This was primarily due to the general increase in the sale of real estate and the un-proportionately greater increased costs in the cost of land and lot sales.
Gross margins for the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 were lower due to losses incurred on the sales at both the Glendale Springs and Woodland Court locations, and due to discounts offered on the bulk sales of the remaining lots at our Coventry subdivision. The losses are attributable in part to “loss leader” sales, escalating construction costs without corresponding increases in our initial sales prices, and numerous construction delays relating to permit issues raised by the City of Glendale, AZ. The Company has decided that construction of the remaining buildings at these two projects will be managed by Company project managers, rather than by outside general contractors as has been the case in the past. The Company believes that this will result in higher profit margins in both projects. Also, the sales prices for the remaining units will be thoroughly reviewed and increased in order to reflect the significant increases in the price of real estate that are occurring in the Phoenix metro area.
Sale of investment in Laguna at Arrowhead Apartments, LLC. On February 14, 2005, we recognized a gain of $878,148 due to the sale of our investment in Laguna at Arrowhead Ranch Apartments. During the quarter ended June 30, 2005, an additional net gain of $25,337 was recognized from additional distributions received. Certain year-to-date amounts have been reclassified to conform to current quarter presentation. Such reclassifications had no effect on previously reported earnings or financial position.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $159,188, or 12.9%, to $1,392,323 in the first nine months of fiscal 2005 from $1,233,135 in the first nine months of fiscal 2004. The increase was primarily due to increases in salaries and related payroll taxes employee benefits attributable to hiring additional project managers, administrative staff and filling the position of Company President.

Interest expense. Interest expense decreased $123,516 to $252,105 in the first nine months of fiscal 2005 from $375,621 in the first nine months of fiscal 2004. The decrease was primarily due to the sale of substantially all of the Willow Springs Ranch and the payoff of the related indebtedness.
Interest income. Interest income increased $18,930 to $24,500 in the first nine months of fiscal 2005 from $5,570 in the first nine months of fiscal 2004 due to higher outstanding balances on notes receivable.
Other income. Other income was $25,938 in the first nine months of fiscal 2005 compared to $5,506 in the first nine months of fiscal 2004.
Loss from discontinued operations. We were notified by HUD, effective November 8, 2004, that we had been approved as the general partner of Stafford Springs. We were therefore deemed to control Stafford Springs and had thereafter consolidated Stafford Springs in our financial statements since November 8, 2004.
On February 10, 2005, we sold the limited liability companies (the “Stafford LLCs”) through which we held our general and limited partnership interests in Stafford Springs. From November 8, 2004 up to the sale on February 10, 2005 the assets and liabilities of Stafford Springs were reflected as held for sale in our balance sheet, and the operations of Stafford Springs are classified as discontinued operations in our statements of operations. The loss from discontinued operations was $84,211 for the first nine months of fiscal 2005, with no such losses in the corresponding period in 2004.
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
Minority interests. The $107,166 represents the 30% share of year-to-date losses attributable to the minority investors in Glendale Springs Condominiums LLC and Villa Maria LLC (as explained in Note E).
Liquidity and Capital Resources
In this section of the management discussion and analysis segment, we discuss:
•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the first nine months of fiscal 2005; and

•	our commitments and contractual obligations.
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
We believe that the key factors that could affect sources of cash include:
•	factors that affect our results of operations and cash flows, including reduced or increased demand for land resulting from an economic slowdown or turnaround, competitive pricing pressures; and

•	factors that affect our access to bank financing that could impair our ability to obtain needed financing on acceptable terms to finance the acquisition and development of new projects.

Analysis of cash flows.
Cash flow activity for the nine months ended June 30, 2005. As of June 30, 2005, we had cash and cash equivalents of $340,383, a decrease of $1,335,307 from the September 30, 2004 balance. This compares to a decrease in cash and cash equivalents of $563,740 in the first nine months of fiscal 2004.
Cash flow used in operating activities was $1,352,455 for the first nine months of fiscal 2005 compared to $2,708,547 of cash used in the first nine months of fiscal 2004, a decrease in cash outflows of $1,356,092. Factors causing decreased cash outflows from operating activities in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 include:
•	Land held for development and sale increased only $1,750,694 in the first nine months of fiscal 2005 compared to an increase of $2,593,956 in the first nine months of fiscal 2004. The lesser amount in land held for development and sale of $843,262 in fiscal 2005 over 2004 is primarily due to the acquisition of the residential lot development called Westchester Lakes in fiscal 2004, and timing differences with the capitalization of construction costs for the Glendale Springs Condominiums and Woodland Court projects. Construction costs for the Glendale Springs and Woodland Court projects are being funded primarily through bank loans.

•	Net earnings in the first nine months of fiscal 2005 of $488,145 compared to net losses of $826,272 in the first nine months of fiscal 2004. The increase in earnings of $1,314,417 was primarily a result of the sale of the Laguna at Arrowhead Ranch Apartments on February 14, 2005, and more than double the sales revenue from the Wagon Bow Ranch lots between the respective nine-month periods.

•	For the first nine months of fiscal 2005, sales of the Glendale Springs Condominiums units exceeded $1,100,000 and construction and development costs exceeded $1,400,000, compared with no sales or development and construction costs in the comparable period in fiscal 2004.

•	Sales for Willow Springs Ranch in the first nine months of fiscal 2005 totaled approximately $160,000, compared to almost $380,000 for the first nine months in fiscal 2004.

•	Costs of sales for Willow Springs Ranch in the first nine months of fiscal 2005 were approximately $90,000, compared to almost $260,000 for the comparable period in fiscal 2004.
Net cash used in investing activities was $71,478 in the first nine months of fiscal 2005 compared to $13,436 cash provided in the first nine months of fiscal 2004. Increased purchases of computers and related equipment and software, and a grader for the Wagon Bow Ranch operations accounted for the primary difference in investing activity for the two fiscal years. We also did not sell any property and equipment in the first nine months of fiscal 2005 compared to $40,000 of proceeds received in the first nine months of fiscal 2004.
Net cash provided by financing activities was $79,363 in the first nine months of fiscal 2005 compared to cash provided of $2,131,371 in the first nine months of fiscal 2004. During the first nine months of fiscal 2005, additional borrowings totaled $2,321,274 compared to $4,160,649 in the first nine months of fiscal 2004. The borrowings in fiscal 2005 consist primarily of $738,443 for the acquisition of properties in College Station, Texas and Houston, Texas, $1,022,800 related to construction on the Glendale project and on the Woodland Court project. Construction is expected to continue at both projects throughout 2005 and early 2006. We also borrowed $355,569 to fund our development of both 200 acres and 476 acres in the Houston area for a residential lot development called Westchester Lakes and Mallard Crossing, respectively. Development activity at both Westchester Lakes and Mallard Crossing is expected to begin late this year. Payments on notes payable totaled $2,141,748 in the first nine months of fiscal 2005 compared to $1,803,523 in the first nine months of fiscal 2004. Principal payments on our notes are made primarily through the payment of releases as lots are sold, and also included $144,000 which was not related to the sale of lots.
There were no payments made towards subordinated debt in the first nine months of fiscal 2005, compared with payments of $378,587 in the first nine months of fiscal 2004.
Contractual obligations. Our long-term debt includes notes payable of $5,815,686 and subordinated debt of $3,558,513. Other than two vehicle loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. Included in notes payable is $2,542,085 of acquisition and development loans used to purchase and develop two large parcels of land (480 acres and 200 acres) in the Houston metro area for two new subdivisions. Also included is the note payable of $541,028 to finance our Wagon Bow Ranch in northern Arizona. In addition, our construction loan for a condominium project in Glendale, Arizona requires periodic advances by the Company into a borrower’s funds account maintained by the bank. The borrower’s funds account is used for the payment of construction costs. As of June 30, 2005, construction on one 8-unit building was complete. The remaining five buildings in this phase of the project are expected to begin construction at various dates through the remainder of calendar 2005.
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
Our primary future cash needs, both in the short term and in the long-term, will focus on funding operating expenses, financing the acquisition and development of new projects and paying debt service. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances and borrowings from banks and other financial institutions will generate sufficient cash to fund our operating and cash flow needs for the next twelve months. To the extent that actual results or events differ from our financial projections, our liquidity may be adversely affected.
We project that our capital expenditures for property and development, net of amounts funded by development loans, will be less than $1.0 million for the remainder of fiscal 2005. The remainder will be borrowed from banks and other financial institutions. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.
We hold $297,790 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 9.5% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances.
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
Our auditors have advised us of the existence of certain material weaknesses in our internal controls primarily due to a lack of segregation of duties because of our small staff. Our management is evaluating possible corrective actions. During the nine months ended June 30, 2005, no change occurred in the Company’s internal controls over financial reporting that materially affected or is likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any pending legal proceedings other than routine litigation incidental to our business, and to the best of our knowledge, no other litigation against us has been threatened.
Item 2. Unregistered Sales in Equity Securities and Use of Proceeds
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

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: August 22, 2005	By /s/ Jay N. Torok

Jay N. Torok
Chief Executive Officer and Principal Financial Officer (see explanatory note)
Explanatory note: Jerome L. Joseph left his position as Chief Financial Officer effective April 25, 2005. Dan Regan was appointed Chief Financial Officer effective August 8, 2005. However because Mr. Regan was not the Company’s Chief Financial Officer for any of the period covered by this report and for most of the period during which the report was prepared, Jay N. Torok has been appointed by the Company’s Board of Directors to act as the Principal Financial Officer for purposes of filing this report.