Form 10KSB
period 2005-09-30
GREAT WESTERN LAND RECREATION INC
filed 2005-12-30
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2005.

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission file number 0-18808
Great Western Land and Recreation, Inc.
(Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3530765 (IRS Employer Identification No.)

7373 N. Scottsdale Road, Suite C-140, Scottsdale, AZ (Address of principal executive offices)	85253 (Zip Code)
Registrant’s telephone number: (480) 949-6007
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant’s revenues for the fiscal year ended September 30, 2005, were $7,676,371.
The aggregate market value of voting and nonvoting stock held by non-affiliates of the registrant based upon the closing price as of December 8, 2005 is $621,856. Shares held by executive officers, directors and persons owning more than 10% of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the Company.
The number of shares of the Registrant’s Common Stock outstanding at December 8, 2005 was 21,315,973.
DOCUMENTS INCORPORATED BY REFERENCE
None
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☑

PART I
Item 1. Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A. Controls and Procedures
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Compensation of Directors and Executive Officers
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Principal Accountant Fees and Services
SIGNATURES
EX-3.9
EX-3.10
EX-3.11
EX-3.12
EX-3.13
EX-3.14
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
     In 2005 we formed Sage Homes, a new home building subsidiary. We expect to begin new home construction in several locations in 2006.
Industry Overview
     The real estate industry is fragmented and highly competitive. In each of our markets, we compete with numerous builders, developers and others for the acquisition of property and with local, regional and national developers, homebuilders and others with respect to the sale of residential lots. Additionally, in 2006, we expect to compete with respect to the sale of homes. Competition also occurs with regard to obtaining, among other things, desirable financing, raw materials and skilled labor. We believe we can effectively compete in our market areas and have the confidence in our ability to locate, develop and sell attractive properties in the markets in which we operate.
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
Texas
     Bella Vista Townhomes. Bella Vista is a planned nine unit townhome project located in Houston, Texas. The land for this project was purchased in March 2005 with a combination of bank financing and subordinated debt. Construction on this project began in July 2005 and will continue through spring 2006. The property is pledged as collateral on a $2,175,325 development and construction loan, with an outstanding balance of $531,567 as of September 30, 2005. Interest payments at 1.0% over prime (7.75% as of September 30, 2005) are due monthly and principal payments in the amount of $600,000 are due quarterly beginning March 2006. The bank financing and subordinated debt are due in March 2007.
     Woodland Court. Woodland Court is a planned 43-unit condominium project located in College Station, Texas. The land for this project was purchased in April 2004 with a combination of bank financing and subordinated debt. Construction on this project began in July 2004 on the first nine units and will continue until sales of the units are closed which we expect to be through calendar year 2006. The property is pledged as collateral on a $3,700,000 development and construction loan, with an outstanding balance of $896,087 as of September 30, 2005. Interest payments at 2.0% over prime (8.75% as of September 30, 2005) are due monthly and a release fee of 100% of the net sales proceeds from the sale of each unit is due at the time of sale. All unpaid principal and interest is due in August 2006.

     Mallard Crossing Subdivision. Mallard Crossing consists of approximately 480 acres located in northwest Houston. This project is a residential lot and commercial subdivision, which will be developed in multiple phases over approximately the next eleven years. We have issued a notice to proceed for the construction on Phase I, which will consist of 213 lots. However, it is possible that we will experience some delays because of availability and increased material costs for concrete, steel and pipe. Development costs for Phase I will be financed primarily with a bank loan and additional bank financing is being sought to cover the increased construction costs. The property is pledged as collateral on a $4,600,000 loan with an outstanding balance of $1,643,889 as of September 30, 2005. Interest payments at 1.75% over prime (8.5% as of September 30, 2005) are due monthly and principal payments in the amount of $1,533,334 are due annually beginning June 2006. The loan is due in June, 2008.
     Westchester Lakes. Westchester Lakes consists of 200 acres located in northwest Houston. The project will be a residential lot and commercial subdivision, which we expect to be developed in multiple phases over approximately the next eight years. We expect construction on Phase I, consisting of approximately 100 lots, to begin in the spring of 2006. Development costs for Phase I will be financed primarily with a bank loan. The property is pledged as collateral on loans with a combined outstanding balance of $1,089,031 as of September 30, 2005. Interest payments at .50% over prime (7.25% as of September 30, 2005) are due monthly, and the loans are due in Februayr and March, 2006. Subsequent to September 30, 2005, we borrowed an additional $100,000. Interest payments at .50% over prime (7.25% as of September 30, 2005) are due monthly and the loan is due May 2006. It is our intent to refinance these loans with a new development loan for the project.
     F and B Development. The F and B development is a tract of approximately 15 acres. It was initially acquired with the intent to establish a residential subdivision. However, due to unresolved zoning issues, the Company is now investigating alternative commercial uses for the property. The property is pledged as collateral on a loan with an outstanding balance of $343,300 as of September 30, 2005. Interest payments at .50% over prime (7.25% as of September 30, 2005) and principal payments of $2,340 are due monthly, The loan is due in April, 2006. It is our intent to refinance this loan with a new development loan for the project.
     Coventry Subdivision. Coventry consisted of approximately 300 lots located in northwest Houston. One major homebuilder actively built in this development. Sales of these lots commenced in 1997 and completed in March, 2005.
Arizona
     Glendale Springs Condominiums. Glendale Springs Condominiums is a planned 80-unit condominium project located in Glendale, Arizona. Construction on Phase I, which consists of 48 units, began in the spring of 2003. Development and construction costs for Phase I are being primarily financed with $2,200,000 revolving line of credit. At September 30, 2005, the revolving line of credit had an outstanding balance of $749,358 with interest payments at prime plus 1.50% (8.25% as of September 30, 2005) due monthly and principal reductions made as condominiums are sold. The line of credit expires in July 2006. We expect sales to continue over the 2006 calendar year.
     We had experienced various construction delays and substantial changes to the building plans and specifications during the development of Phase I of Glendale Springs Condominiums. These delays and plan changes were principally the result of changes required by the city of Glendale after the commencement of construction, notwithstanding the city’s prior approval of the plans and specifications. We believe substantially all the changes required by the city have been completed, and that further delays and unexpected cost increases in Phase I and Phase II are unlikely.
     Because of these cost issues we had examined the carrying value of Glendale Springs Condominiums on our books compared to its fair value. As a result of this examination, we concluded that the carrying value of the project as of September 30, 2004 exceeded its fair value by $211,799, and wrote down the value of Glendale Springs Condominiums accordingly as of September 30, 2004.
     Apache Highlands. Apache Highlands is a planned ten building, 80 unit condominium project in East Mesa, Arizona. The project is scheduled to begin in early 2006. The property is pledged as collateral on a $1,625,000 acquisition and development loan with an outstanding balance of $706,901 as of September 30, 2005. Interest payments at 1.25% over prime (8.00% as of September 30, 2005) are due monthly and the loan is due in October, 2006.
     Wagon Bow Ranch. Wagon Bow Ranch is a commercial cattle ranch located in Mohave County in the Aquarius Mountains in northwest Arizona, initially consisting of approximately 48,000 acres, 34,000 of which were deeded land and 14,000 were state-leased land. The ranch is accessible by both a highway and county road that are maintained year round. The property is of diverse topography, ranging from mountainous slopes in the west to sloping mesas and flats in the majority of the Ranch. The Ranch supports over 600 animal units of cattle all year long with ample water in running streams and springs that run year round. There is abundant wildlife including mule deer, antelope, bear, mountain lion and javelina. By car the Ranch is approximately two and a half-hours from Las Vegas, three hours from Phoenix, and four hours from Los Angeles. The property has a main residence, foreman’s house, guesthouse, bunkhouse, owner’s house, outbuildings and corrals. We have subdivided the ranch into parcels which we market to people seeking a recreational or second home location in a rural setting. We have sold approximately 25,000 acres of the deeded land so far, and are marketing the balance in 40 and 160-acre parcels. Sales prices currently range from $2,000 to $4,000 per acre. We expect to incur development costs for roads, electricity, and recreational amenities in order to increase the value and sales price of the remaining land. These costs are expected to be financed primarily with the proceeds of a development loan. The property is pledged as collateral on a loan with an outstanding balance of $6,500,000 as of September 30, 2005. Interest payments, fixed annually at prime plus 2% on each anniversary date (8.75% at September 30, 2005) are due monthly, with principal reductions made as lots are sold. The loan is payable in annual installments of $650,000 each due in September, 2008 and 2009, with the balance due in September, 2010.
Wright Place. Wright Place was originally zoned for and platted as a 15-unit condominium project designed as an infill project in Phoenix, Arizona. During the year ended September 30, 2005 we decided not to proceed with the project and sold the land for a total of $165,000.
     New Mexico
     Willow Springs Ranch. Willow Springs Ranch was a commercial cattle ranch located on the west side of Interstate 25, approximately 25 miles south of Socorro. On September 29, 2004 substantially all of the ranch was sold for a total of approximately $3.9 million. Payment consisted of all cash, which was used to pay off the related debt. We reserved approximately 900 acres of the ranch, which had been subdivided into lots. Those lots are being marketed for sale. As of September 30, 2005, approximately one-half of the lots have been sold or are under contract, and we held $141,636 of third party notes from the sales of these properties.
Construction
     In 2005 we formed Sage Homes, a new home building subsidiary. We are currently investigating several projects as potential construction venues. Our determination will be based on factors including, but not limited to, population growth and migration, general economic conditions, and material availability and pricing. We expect to begin new home construction in several locations in 2006.
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
Competition
     The real estate industry is fragmented and highly competitive. We compete against numerous builders, developers and others in the real estate business in each of our markets. We compete mainly with builders and developers for the acquisition of property and with local, regional and national developers and homebuilders in the sale of townhomes, single-family homes, condominiums and residential lots. For ranch land sales, we compete mainly with regional recreational land developers. We believe that we are competitive in our markets based on our strong reputation and the price, location and quality of our products, as well as on the basis of our experience in land acquisition, development, marketing and sale.

     In our customer financing activities, we compete with banks, mortgage companies, other financial institutions and government agencies offering financing of real estate. However, we offer customer financing as a marketing incentive to facilitate our recreational land sales and, therefore, do not view our activities as being in competition with other lenders.
Notes Receivable
     At September 30, 2005, we held $953,741 of third party notes receivable from the sale of properties. These notes are secured by the property sold and bear interest at rates from 5.0% to 12.9% per year.
Notes Payable
     At September 30, 2005, notes payable total $13,230,536, consisting primarily of secured indebtedness to financial institutions bearing interest at both variable rates from .50% to 2.0% over the prime rate and fixed rates ranging from 6% to 11%, maturing on various dates through September, 2010. The institutional indebtedness is secured by deeds of trust on the properties associated with the borrowings.
Subordinated Debt
     At September 30, 2005, subordinated debt owed principally to a related party, totals $3,507,948, bearing interest at rates between 4% and 10%. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds our operating cash requirements. This determination of operating cash requirements is made by our management. This indebtedness is subordinated to all of our institutional indebtedness.
Payable to Related Entities
     At September 30, 2005 payables to related entities totaled $934,059. These payables arose from real estate transactions, and bear interest at 10%. The largest such payable, $757,184, bears interest at 8% and is due from Glendale Condominiums LLC to minority investors in that entity.
Employees
     As of September 30, 2005, we have 22 employees. In addition, we use contract labor on an as-needed basis for ranch maintenance. We believe that relations with our employees are good.
Item 2. Description of Property
     Our executive offices are in leased premises located at 7373 N. Scottsdale Road, Suite C-140, Scottsdale, Arizona 85253. We also lease a small office in Houston, Texas. We believe that our properties and equipment are well maintained, in good operating condition and adequate for our presently foreseeable needs.
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

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of securities holders in the fourth quarter of fiscal 2005.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
     The principal market on which our common stock is traded is the over-the-counter market. Our stock is quoted in the over-the-counter Bulletin Board under the symbol GWES.OB. Our stock has been traded since February 2004.
     The range of high and low bid quotations for our common stock for each quarter or partial quarter of fiscal 2004 and 2005 is shown below. These quotations were obtained from information published by Yahoo.com. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

	High	Low
Period 2/23/04 – 3/31/04	1.01	0.25
Quarter ended 6/30/04	1.25	0.30
Quarter ended 9/30/04	1.01	0.30
Quarter ended 12/31/04	1.01	0.25
Quarter ended 3/31/05	1.10	0.46
Quarter ended 6/30/05	1.25	0.20
Quarter ended 9/30/05	1.01	0.31
     On December 8, 2005 the reported bid and asked prices for our common stock were $0.40 and $0.55, respectively.
     According to our transfer agent, at September 30, 2005, there were over 7,000 holders of record of our common stock, including broker-dealers and clearing firms holding shares on behalf of their clients.
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
Results of Operations
Year ended September 30, 2005 compared to the year ended September 30, 2004
     Real Estate Sales. Real estate sales increased $1,258,019 or 20% to $7,676,371 in the fiscal year ended 2005 from $6,418,352 in the fiscal year ended 2004. This increase was the result of increased sales at Wagon Bow Ranch located in Wikieup, AZ of $2,378,797, sales from our Glendale Springs Condominiums located in Glendale, AZ of $1,091,200 and Woodland Court Condominiums located in College Station, TX of $1,063,100, and the sale of our interest in Laguna at Arrowhead Apartments located in Phoenix, AZ of $903,485 offset by decreases in sales from our Willow Springs Ranch of $4,560,834. The decrease in sales at our Willow Springs Ranch was due to our bulk sale in 2004. The increase in residential lot sales was a result of the increased demand and market for residential property at our Wagon Bow Ranch. The increase in the sales of condominiums is a result our completion of eight units (one building) of the Glendale Springs project, and nine units (two buildings) of the Woodland Court project. We expect both projects to be completed with sales of the remaining 32 units at our Glendale Springs Project and the remaining 35 units at our Woodland Court project by early to mid 2006.
     Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.

     Cost of land and lot sales. Cost of land and lot sales decreased $965,521, or 19%, to $4,049,401 in the fiscal year 2005 from $5,014,922 in the fiscal year 2004. As a percentage of land and lot sales, the cost of land and lot sales decreased to 53% in the fiscal year 2005 from 78% in the fiscal year 2004, primarily due to a higher proportion of land sales at the Wagon Bow Ranch at increased selling prices.
     Gross profit on sales. Gross profit on sales increased $2,223,540, or 158%, to $3,626,970 in the year ended 2005 from $1,403,430 in the year ended 2004. As a percentage of sales these margins increased to 47% in the year ended 2005 from 22% in the year ended 2004. This was due to increased sales prices at our Wagon Bow Ranch and the sale of our investment in the Laguna at Arrowhead Apartments in Phoenix, AZ which was written off in a prior year.
     Gross margins for the current year were higher due to increased sales prices at our Wagon Bow Ranch offset against losses incurred on the sales at both the Glendale Springs and Woodland Court locations. The losses are attributed in part to “loss leader” sales, escalating construction costs without corresponding increases in our initial sales prices, and numerous construction delays relating to permit issues raised by the City of Glendale, AZ. We have decided that construction on the remaining buildings at these two projects will be managed by our project managers, rather than by outside general contractors as has been the case in the past. We believe that this will result in higher profit margins in both projects. Also, we have thoroughly reviewed the sales prices for the remaining units and increased the sales prices to reflect the significant increase in the prices of real estate and construction costs in the Phoenix metro area.
     Operating, selling, general and administrative expenses. Operating, selling, general and administrative expenses increased $258,702, to $1,943,241 in the year ended 2005 from $1,684,539 in the year ended 2004. However as a percentage of sales these expenses decreased from 26% to 22%. The increase was primarily due to increases in salaries of $445,932, automobile expense of $40,383, payroll taxes of $59,411, professional fees of $54,449, rent expense of $35,654; offset by decreases in insurance of $28,638, and the allocation of indirect costs of $131,486 and $156,332 in 2005 and 2004, respectively, to our ongoing projects.
     Loss on impairment of long-lived asset. We had experienced various construction delays and substantial changes to the building plans and specifications during the development of Phase I of Glendale Springs. These delays and plan changes were principally the result of changes required by the city of Glendale after the commencement of construction, notwithstanding the city’s prior approval of the plans and specifications. We believe substantially all the changes required by the city have been completed, and that further delays and unexpected cost increases in Phase I and Phase II are unlikely.
     Because of these cost issues we examined the carrying value of Glendale Springs on our books at September 30, 2004, compared to its fair value. As a result of this examination, we concluded, in accordance with the applicable accounting literature, that the carrying value of the project exceeded its fair value by $211,799. Therefore on September 30, 2004, we wrote down the value of Glendale Springs by that amount.
     Interest expense. Interest expense decreased $153,324 or 32% to $329,651 in the year ended 2005 from $482,975 in the year ended 2004. The decrease is due to declining balances of our loans associated with the residential lot sales business, and to lower average outstanding balances on our loans due to the repayment of principal as lots and units are sold. Additionally, we did not incur new loans until late in the 2005 fiscal year.
     Interest income. Interest income increased $29,871 to $37,270 in the year ended 2005 from $7,399 in the year ended 2004 due to the issuance of new notes receivable totaling $642,398.
     Loss from discontinued operations. We were notified by HUD, effective November 8, 2004, that we had been approved as the general partner of Stafford Springs. We were therefore deemed to control Stafford Springs. We have consolidated Stafford Springs in our financial statements since November 8, 2004.
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
     Minority interests. The $412 represents the percentage share of gains (losses) attributable to the 30% minority investors in Houston Warren Ranch Partners, LLC.

     Other income (expense). Other income (expense) decreased $16,540 or 24%, resulting in income of $51,722 in the year ended 2005 compared to income of $68,262 in the year ended 2004.
     Net earnings (loss). Net earnings was $1,358,447 in the year ended 2005 compared to net loss of $1,153,048 in the year ended 2004, a increase of $2,511,907. This increase is primarily due to a $1,951,001 increase in gross profit at the Wagon Bow Ranch and the sale of our investment in Laguna at Arrowhead Apartments which increased gross profit by $903,485. These totals are offset by losses occurred at our Glendale Springs and Woodland Court projects.
Liquidity and Capital Resources
     In this section we discuss:
•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the fiscal year ended 2005; and

•	our commitments and contractual obligations.
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
     Analysis of cash flows. Cash flows for the year ended September 30, 2005 compared to the year ended September 30, 2004 were as follows:
     Cash flow activity for the year ended September 30, 2005.
     As of September 30, 2005, we had cash and cash equivalents of $5,766,829, an increase of $4,091,139 from the September 30, 2004 balance. This compares to an increase in cash and cash equivalents of $574,846 in the year ended September 30, 2004. Cash flow used in operating activities was $2,899,278 for the year ended 2005 compared to cash used in operating activities of $566,962 in the year ended 2004, an increased use of $2,332,316. Significant factors contributing to our increased use of cash for operating activities in the year ended 2005 as compared to the year ended 2004 include:
•	A $933,447 increase in uncollected notes/accounts receivable arising from current year sales, primarily due to significant sales at or near year-end which resulted in unreleased funds held in escrow pending final closings.

•	An increase of $2,951,370 in expenditures for land and related development costs in fiscal 2005 compared to 2004.

•	A decease of $270,421 in year-end accounts payable and other accrued liabilities.
     These were partially offset by the following factors causing increased cash flows in 2005 compared to 2004:

•	Net earnings of $1,358,447 in the year ended 2005 compared to a net loss of $1,153,048 in the year ended 2004, which is caused primarily by a $2,223,540 increase in gross profit on real estate and real estate investment sales.

•	A $372,780 decrease in losses on impairment of long-lived assets, a $153,324 decrease in interest expense and an $88,570 decrease in losses from equity in unconsolidated companies.
     Looking forward, we expect cash flow from operations to remain slow in the first half of fiscal of 2006, due primarily to low seasonal sales. Cash flow from operations is expected to increase considerably during the last half of the fiscal year from increased sales as a result of significant advertising and marketing initiatives commencing in the second quarter of the year.
     Net cash used by investing activities was $138,857 in the year ended 2005 compared to net cash of $20,636 provided in the year ended 2004. Net collections of receivables from related entities decreased $33,351 in the year ended 2005 compared to 2004. Property and equipment purchases in 2005 were $139,719 compared to $53,577 in the year ended 2004. We anticipate a substantial increase in our purchases of property and equipment fiscal 2006, in contemplation of expansion of the development of the land held at Wagon Bow Ranch in Arizona. We plan to finance these purchases with the proceeds of a $6,500,000 loan obtained against the Wagon Bow property in September, 2005.
     Net cash provided by financing activities was $7,129,274 in the year ended 2005 compared to $1,121,172 in the year ended 2004. During fiscal year 2005, additional borrowings totaled $11,847,998 compared to $5,192,501 in the year ended 2004. The borrowings in 2005 consisted primarily of a $6,500,000 development loan for the Wagon Bow Ranch, as well as draws on development loans for our projects in Texas (Mallard Crossing and Westchester Lakes) and on construction loans for the development of our condominium projects in Glendale, Arizona, College Station, Texas and Houston, Texax. Payments on notes payable totaled $4,646,567 in the year ended 2005 compared to $3,985,135 in the year ended 2004.
     Long-term debt. Our long-term debt includes notes payable of $13,230,535 and subordinated debt of $3,507,948. Other than a vehicle and equipment loan, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. We have included in notes payable $2,732,920 of acquisition and development loans used to purchase and develop two large parcels of land (480 acres and 200 acres) in the Houston metro area for two new subdivisions. Also we have included the $6,500,000 debt to finance our Wagon Bow Ranch in northern Arizona. In addition, we have included $896,088 and $531,467, respectively, for two condominium projects in College Station, TX and Houston, TX, as well as $749,358 and $706,901 for two condominium projects in the Phoenix metro area.
     Payments on the subordinated debt are made only when cash flow from a land sale, after payment of bank debt, exceeds our operating cash requirements. This determination of operating cash requirements is made by our management. On June 28, 2002, Amortibanc, our majority stockholder, contributed $719,000 of capital to the Company through the conversion of subordinated debt to preferred stock. The preferred stock is convertible into shares of our common stock, and has a cumulative dividend, payable semi-annually. The dividend rate is 0% for the first year from the date of issuance, and escalates each year until it reaches 7% in the sixth year from the date of issuance. On September 29, 2003, Amortibanc contributed an additional $293,106 of capital to the Company through the conversion of subordinated debt to equity. On August 25 and September 27, 2005 we paid $20,000 and $80,000 respectively to reduce outstanding accrued interest on the above mentioned subordinated debt.
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
     We project that our capital expenditures for property and development, net of amounts funded by development loans, will be approximately $2.0 million during fiscal 2006. We anticipate that we will borrow any required funds from banks and other financial institutions. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.
     We hold $953,741 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 5% to 12.9% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances. Included in this total is one loan of $24,936 on which the Company is in process of foreclosing.
Quantitative and Qualitative Disclosures About Market Risk
     We do not have any derivative financial instruments as of September 30, 2005. We have entered into loan agreements and accepted notes receivable in partial payment of land sales that subject our portfolio to interest rate risk. At September 30, 2005, we held notes receivable in the amount of $935,741 that we expect to hold until maturity. An increase in interest rates would result in a decline in the market value of these notes but no reserve for this contingency is considered necessary as we intend to hold these notes until maturity. These notes currently bear interest at or near market rates. The schedule below details these exposures at September
     30, 2005, summarizes the maturities and provides data on the calculated average interest rate that is applicable to each segment. If interest rates had increased by 1% on our variable interest rate debt as of the beginning of the year, interest capitalized for the year would have been higher by approximately $53,186. Interest expense would not have changed.

	Total	2006	2007	2008	2009	2010	Thereafter
Variable interest rate debt	$6,025,361	$6,025,361	$5,318,012	$707,349	$—	$—	$—
Average interest rate	8.02%	8.02%	8.02%	7.98%	—	—	—
Fixed interest rate debt	7,205,174	7,205,174	6,957,106	6,730,999	5,946,323	5,279,711	—
Average interest rate	8.60%	8.52%	8.49%	8.45%	8.43%	8.43%	—
Subordinated debt	3,507,948	3,507,948	3,,743,315	4,030,780	4,191,243	4,526,542	4,888,665
Average interest rate	8.79%	8.79%	8.90%	8.90%	8.98%	8.98%	8.98%
Fixed interest rate receivables	935,741	953,741	948,782	939,133	930,725	921,482	701,731
Average interest rate	9.31%	9.31%	9.31%	9.31%	9.31%	9.31%	9.31%
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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”). This statement requires companies to recognize the compensation cost related to share-based payment transactions, including stock options, in their financial statements based on the fair market value of the equity or liability instruments issued. The effective date of SFAS 123(R) will be the interim reporting period ended March 31, 2006. See Note A(11) for pro forma information on the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) as of September 30, 2005.
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
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     On November 1, 2005 the Company dismissed Grant Thornton, LLP as the Company’s independent accountants. Grant Thornton, LLP audited the consolidated financial statements of the Company for the fiscal year ending September 30, 2004 and 2003.
     On November 1, 2005 the Company engaged Epstein Weber & Conover, PLC as the Company’s independent accountants. The Company’s Audit Committee and Board of Directors participated in and approved the decision to engage Epstein Weber & Conover, PLC as independent accountants of the Company. Epstein Weber & Conover, PLC audited its financial statements for the fiscal year ended September 30, 2005.
     The reports of Grant Thornton, LLP on the consolidated financial statements for the fiscal years ended September 30, 2004 and 2003, respectively, contained no adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principle.
     In connection with its audits for the fiscal years ended September 30, 2004 and 2003, and through November 1, 2005, there were no disagreements with Grant Thornton, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton, LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.
     For the two most recent fiscal years of the Company ended September 30, 2004 and 2003 and the subsequent interim period through November 1, 2005, the Company did not consult Epstein Weber & Conover, PLC regarding the application of accounting principles to a specified transaction, type of audit opinion that might be rendered on the Company’s financial statements, or any other accounting, auditing or reporting matter.
Item 8A. Controls and Procedures
Disclosure Controls and Procedure.
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
     During the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
     During fiscal 2005, our auditors advised us of the existence of certain significant deficiencies in our internal controls due to lack of segregation of duties because of the small size of our staff. As a result of the notification from our auditors regarding significant deficiencies in accounting controls related to proper segregation of duties, we hired a new CFO and Controller. We also hired a staff accountant to supplement the accounting staff, further segregating functions to the extent possible in a small organization. Additionally, we selected and installed a new comprehensive accounting software system geared toward real estate development and home building.
     There have not been any other significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
     The following table sets forth information regarding our executive officers and directors:

			Officer or
Name	Age	Office	Director Since
Jay N. Torok	66	Chairman and Chief Executive Officer	1994
David J. Weber	53	President, Chief Operating Officer and Director	2004
Roger B. Clark (1) (2)	72	Director	1989
Daniel Tracy (1) (2)	65	Director	2003
Don Dillon	58	Director	2005
Daniel J. Regan	60	Vice President and Chief Financial Officer	2005

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Audit Committee Financial Expert
     Jay N. Torok, has served as Chairman of our board of directors, President and Chief Executive Officer from our inception in 1988 until early 1992. He again agreed to serve as our Chairman in 1994, and has held that position since that date. During these periods, Mr. Torok served in various positions with our subsidiary companies, including First National Realty Associates of Georgia, Inc. and Hamer Holding Group, Inc. In mid-1992, together with these subsidiaries, we filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code. All petitions were voluntarily converted to Chapter 7 liquidations and the companies’ assets were liquidated and distributed in 1994. Mr. Torok currently serves as the President and Chief Executive Officer of Amortibanc Management, L.C. since 1993 and as Chairman of the Board, President and Chief Executive Officer of Great Western from its inception until our merger. In addition Mr. Torok has served as Executive Vice President of Amortibanc, Inc. and President of Amortibanc Land and Cattle, L.L.C., Southwest Land and Cattle, L.L.C. and Firebird Financial, L.L.C., as well as other Amortibanc affiliates engaged in real estate development or venture capital. Prior to joining the Amortibanc group of companies, from 1986 to 1992, Mr. Torok served as President and Chief Executive Officer of Lone Pine Capital, a venture capital company specialized in acquisitions management. Prior to joining Lone Pine Capital, from 1981 to 1985, Mr. Torok served as President and Chief Executive Officer of Merrill Lynch Realty, Inc. Under Mr. Torok’s management, Merrill Lynch Realty, Inc. grew from 100 offices to over 380 offices in 38 cities in the United States and four foreign cities, becoming the world’s largest real estate brokerage firm at that time. Prior to joining Merrill Lynch Realty, Inc., Mr. Torok served in various positions, including President of the Container and Core Division of Clevepak Corporation, a former NYSE listed company, President of Associated Forest Products, Inc., Vice President of Finance of Wausau Paper Mills, a Nasdaq quoted company and Controller of the Forest Products Division and the Land Development Division of Owens Illinois, Inc., a Fortune 100 company. Mr. Torok received his M.B.A. from Dartmouth in 1962 and attended law school at Temple University.
     David J. Weber, has served as President, Chief Operating Officer since 2004. Mr. Weber has had varied experienced at other real estate entities, including CFO of Royce Homes, as Regional VP for D.R. Horton, Vice President of Finance for Torey Homes and CEO of CraftMaster Homes. These companies were engaged in single family detached construction, apartment construction and land development. Mr. Weber oversees the launch of major projects in the Company’s growth initiatives, and has primary responsibility for growing the Houston market. Mr. Weber received his BBA from Baylor University and law degree from Atlanta Law School.
     Roger B. Clark, has served as a member our board of directors since 1989. Mr. Clark has been president and chief executive officer of GlennCon, Inc. a leading supplier of goods and services to the worldwide public gaming industry since 1984. From 1970 to 1983, Mr. Clark served in several positions with Glendinning Companies, including president of Glendinning Companies, North America from 1978-83, during which time he was responsible for all U.S. operations, including the consulting, retail promotion, telecom and lottery divisions. Prior to that, Mr. Clark was employed by Procter & Gamble. Mr. Clark received his degree in economics from Amherst College.
     Daniel Tracy, has served as member of our board of directors since 2003. Mr. Tracy is a business consultant and director. Mr. Tracy is currently a director of EDAC Technologies Corporation, a publicly traded manufacturer of aerospace components. Mr. Tracy is also a trustee of the YMCA of Metropolitan Hartford, and Renbrook School. In 1998, Mr. Tracy concluded a 35-year career with Arthur Andersen, an international accounting and consulting firm. From 1994 to 1998, Mr. Tracy was responsible for Andersen’s SEC practice in Asia and lived in Hong Kong. In that role he counseled Asian companies involved in private placements and public offerings in the U.S., London and Asian markets. He worked on the first of such public offerings in the United States market for companies in China, Taiwan and Korea, as well as offerings of companies in Indonesia, Australia, the Philippines, Hong Kong, Singapore and Malaysia. From 1975 to 1994, Mr. Tracy was the partner in charge of Andersen’s audit and accounting practice in Hartford, CT (1980-1994) and Rochester, NY (1975-1980). Mr. Tracy received his bachelors degree and MBA from Dartmouth College.

     Don Dillon, was elected to our board of directors in November, 2005. Mr. Dillon is the founder and principal of CMX, an Arizona-based civil engineering and construction management firm. Mr. Dillon is active in the daily operations of CMX, providing oversight review of major design and construction projects. Mr. Dillon has served as project principal and manager for several multi-million dollar projects, including the $23 million professional baseball spring training facility for the San Diego Padres and Seattle Mariners in Peoria, Arizona and the $43 million new Central Library for the city of Phoenix. Mr. Dillon received his bachelors degree in mechanical engineering from the University of Arizona, and MBA from California State University at Fullerton.has served as a member of our board of directors since his appointment to the Board in 2005.
     Daniel J. Regan, was named Vice President and Chief Financial Officer in August, 2005. Prior to joining Great Western, Mr. Regan served as Principal of Executive/Financial Management Services, a firm that provided financial management services, training and management expertise to companies in a variety of industries. Prior to joining Executive/Financial Management Services in 1990, Mr. Regan held executive management positions in companies in manufacturing and financial services industries. Mr. Regan is a CPA, and received his degree in accounting from Chicago State University.
SECTION 16(a) REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of our transfer books and copies of Section 16(a) forms that we have received, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, with the following exceptions: Jay Torok filed four late Forms 4 with regard to four transactions; Roger Clark filed two late Forms 4 with regard to two transactions; Daniel Tracy filed two late Forms 4 with regard to two transactions; David Weber filed one late Form 3 and two late Forms 4 with regard to two transactions; Jerome Joseph filed one late Form 3 that did not relate to a transaction; Daniel Regan filed one late Form3 and one late Form 4 with regard to one transaction; and Carla Waltman filed one late Form3 and one late Form 4 with regard to one transaction.
CODE OF ETHICS
A copy of our code of ethics is attached to this Annual Report as an exhibit. We have filed with the SEC a copy of the code of ethics attached hereto.
Item 10. Executive Compensation
     The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer. None of our other employees earned more than $100,000 in the years ended September 30, 2005, 2004 or 2003. The long-term compensation columns have been omitted from this table because the balances were zero.

				Other Annual
Name and Principal Positions	Year	Salary(1)	Bonus	Compensation (2)(3)
Jay N. Torok, Chairman and Chief Executive Officer	2005	$144,325	$10,000	$4,233
	2004	140,584	—	4,219
	2003	106,948	—	3,115
David J. Weber, President and Chief Operating Officer	2005	$137,040	$10,000

(1)	Includes payments made by Great Western Land & Recreation, Inc. a Delaware corporation, before our merger.

(2)	Includes 401(k) Company match.

(3)	Columns (f) through (i) have been omitted as they are not applicable.
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
     For further information, see “Employment Contract” and “Relationships and Related Transactions” below.

OPTION GRANTS IN LAST FISCAL YEAR
The following table sets forth information regarding grants of options to purchase our common stock to Directors and executive officers during the year ended September 30, 2005.

	Number of	Percent of				Potential Realizable
	Shares of	Total				Value at Assumed
	Common Stock	Options				Annual Rate of Stock
	Underlying	Granted to				Price Appreciation for
	Options	Employees in	Exercise		Expiration	the Option Term
Name	Granted	Fiscal Year	Price	Grant Date	Date	5%	10%
Year ended 9/30/05
Jay N. Torok	75,000	4.10%	$0.40	5/9/2005	5/9/2015	$25,000	$64,000
	100,000	5.46%	$0.35	8/22/2005	8/22/2015	$22,000	$56,000
Roger B. Clark	100,000	5.46%	$0.40	5/9/2005	5/9/2015	$25,000	$64,000
	100,000	5.46%	$0.35	8/22/2005	8/22/2015	$22,000	$56,000
Daniel Tracy	100,000	5.46%	$0.40	5/9/2005	5/9/2015	$18,750	$48,000
	75,000	4.10%	$0.35	8/22/2005	8/22/2015	$16,500	$42,000
David Weber	150,000	8.20%	$0.40	5/9/2005	5/9/2015	$18,750	$48,000
	75,000	4.10%	$0.35	8/22/2005	8/22/2015	$16,500	$42,000
Daniel J. Regan	150,000	8.20%	$0.35	8/22/2005	8/22/2015	$33,000	$84,000
     These options were granted under our stock option plan and will vest over a period of three years. During the year ended September 30, 2005, our CEO, Jay Torok exercised previously issued options to purchase 50,000 shares at $.15 per share, and Daniel Tracy, a Director exercised options previously issued options to purchase 50,000 shares at $.15 per share.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES
     The following table sets forth, on an aggregate basis, certain information with respect to the value of unexercised options held by our Chief Executive Officer at September 30, 2005.

	Number of		Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised
	Acquired on	Value	Options at		In-The-Money Options
Name	Exercise	Realized (1)	September 30, 2005		at September 30, 2005 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jay N. Torok	50,000	22,500	1,083,250	—	$530,538	$	—

(1)	The value realized equals the difference between the option exercise price and the fair market value of our common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

(2)	In-the-money options include only options for which the underlying security price at September 30, 2005 was greater than the exercise price of the options. The value of exercisable and unexercisable options equals the difference between the option exercise price and the estimated fair market value of our common stock on September 30, 2005, multiplied by the number of shares underlying the options. Since our common stock traded in a very thin public market at September 30, 2005, the estimated fair market price of $0.35 per share was determined by the Board.
EMPLOYMENT CONTRACT
     We entered into a five-year employment agreement with Mr. Torok, effective September 1, 2001, that provides for an annual salary of $125,000, adjustable annually at the discretion of our Board of Directors, with a minimum annual increase of 4%. Mr. Torok’s agreement also provides for payments to Mr. Torok in the event that his employment is terminated for any reason within its five year term, including payment of the remaining annual salary at a rate of 50% of the rate provided for under the employment agreement, payable for a period double the remaining term under the employment agreement. Under the terms of Mr. Torok’s employment agreement, the agreement shall be automatically extended for one year at the end of each year during the term of the agreement, expiring when Mr. Torok reaches the age of 70. Upon reaching the age of 70, should either party wish to terminate the agreement, Mr. Torok shall be entitled to receive payment of 50% of his last annual salary, each year for five years, provided that Mr. Torok agrees and has made himself available to provide at least 90 days of consulting services to the Company in each of the five years.
     For further information on transactions between us and our senior executive, see the other sections of “Compensation of Executive Officer” above and “Relationships and Related Transactions” below.
     The information required by this Item 10 is hereby incorporated by reference to the information contained under the heading “Election of Directors” in the Company’s definitive Proxy Statement for its 2006 annual meeting.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth certain information as of December 20, 2005 concerning ownership of our common stock by each director and officer, by all persons who hold of record or are known by us to hold beneficially of record 5% or more of our outstanding shares and by all directors and officers as a group. On December 20, 2005 there were 21,315,973 shares of our common stock outstanding and entitled to vote.

	Shares	Percent of
	Beneficially	Shares
Name and Address of Beneficial Owner	Owned (1)	Outstanding
Five Percent Stockholders:
Amortibanc Investments, L.C. (2)	27,029,095	91.0%
Willard W. Garvey, Revocable Trust (2)	27,029,095	91.0%
Willard W. Garvey Trust Number Thirteen (2)	27,029,095	91.0%
Jean Garvey, Trustee (2)	27,029,095	91.0%
Directors and Executive Officers:
Jay N. Torok (3) (6)	1,540,030	6.8%
David Weber (3) (7)	325,000	1.5%
Daniel J. Regan (3)	50,000	0.2%
Roger B. Clark (4) (9)	464,476	2.1%
Daniel Tracy (5) (10)	375,000	1.7%
Don Dillon
All directors and Executive Officers as a Group (4
Persons)	2,817,006	11.8%

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days after December 20, 2006. In calculating the percentage of ownership, such shares are deemed to be outstanding for the purpose of computing the percentage of shares of common stock owned by such stockholder, but are not deemed outstanding for the purpose of computing the percentage of shares of common stock owned by any other stockholder. For purposes of this table, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)	The address for Amortibanc Investments L.C., the Willard Garvey Revocable Trust, the Willard W. Garvey Trust Number Thirteen and Jean Garvey is 7309 E. 21st Street North, Suite 120, Wichita, KS 67206. Amortibanc Investments, L.C. disclaims beneficial ownership of these shares. The Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen are the only members of Amortibanc Investments L.C. and thereby share beneficial ownership of these shares. Jean Garvey is the trustee of the Willard W. Garvey Revocable Trust and the Willard W. Garvey Trust Number Thirteen. Includes the assumed conversion of $719,000 of preferred stock into 8,124,446 shares of common stock. Does not include 84,726 shares of common stock owned by David Theroux, Mrs. Garvey’s son-in law, 84,726 shares in the name of Paul Theroux for whom David Theroux is custodian, or 84,726 shares in the name of Drake Theroux, for whom David Theroux is custodian.

(3)	The address for Messrs. Torok, Weber and Regan is 7373 North Scottsdale Road, Suite C140, Scottsdale, AZ 85253.

(4)	The address for Mr. Clark is 6 Cardinal Road, Hilton Head, SC 29926.

(5)	The address for Mr. Tracy is 88 Wood Pond Road, West Hartford, CT 06107-3541.

(6)	Includes 464,445 shares of common stock owned by Mr. Torok, 10,165 shares owned by Lone Pine Industries, Inc., a company controlled by Mr. Torok, 13,420 shares owned by Western Reserve Environmental Services, a company in which Mr. Torok has an interest, primarily in a joint trust with Anne V. Hodgkins, Mr. Torok’s wife, and 1,083,250 shares of common stock issuable upon the exercise of vested stock options.

(7)	Includes 325,000 shares of common stock common stock issuable upon the exercise of vested stock options. Does not include 100,000 shares of common stock issuable upon the exercise of stock options that will not vest within 60 days of September 30, 2005.

(8)	Includes 50,000 shares of common stock common stock issuable upon the exercise of vested stock options. Does not include 100,000 shares of common stock issuable upon the exercise of stock options that will not vest within 60 days of September 30, 2005.

(9)	Includes 62,500 shares of common stock owned by Mr. Clark, 1,976 shares owned by Clark-Bemis Lumber Company, a company controlled by Mr. Clark, and 431,250 shares of common stock issuable upon the exercise of vested stock options.

(10)	Includes 50,000 shares of common stock owned by Mr. Tracy and 325,000 shares of common stock issuable upon the exercise of vested stock options.
Item 12. Certain Relationships and Related Transactions
     The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable of $757,184 on September 30, 2005 represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $3,189,471 and $3,477,688 at September 30, 2005 and 2004, respectively and are included in land held for development and sale in Arizona properties.
     Effective July 8, 2003, in exchange for a $650,000 note payable, we acquired land in Stafford, Texas for $125,000 and also agreed to acquire a 34% interest in #22 Stafford Springs LTD (“Stafford Springs”) for $525,000. Stafford Springs owned the Summer Park Duplexes, a 168-unit, HUD-financed, manufactured housing duplex rental community in Stafford, Texas. This note was paid off on September 29, 2003 at a discount of $260,000. The Chairman of our board of directors also owns 33% of Stafford Springs.
     On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), one of our subsidiaries, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, we sold a 7.1% interest in Laguna Investments to Lafayette for $35,500 in partial payment of the note payable to Lafayette. Lafayette is 50% owned by the Chairman of our Board of Directors. On September 29, 2003, we sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, we also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of our projects. Torok Partners is controlled by the Chairman of our Board of Directors. As a result of these transactions, we owned 83.53% of Laguna Investments, which represented a 21.32% interest in Laguna. This investment was sold during the year ending September 30, 2005.
     In prior years the Company’s operations have been partially financed with advances from Amortibanc Investments, L.C; the company that owns 91% of our outstanding common stock at September 30, 2005. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of related bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. The outstanding balance due Amortibanc Investments, as of September 30, 2005 was $3,298,448.
     The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. A payable of $176,875 recorded in the payables to related entities section represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.
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

Item 13. Exhibits.

Exhibit
No.
3.1	Articles of Incorporation of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 8 of Registration Statement on Form S-18 (No. 33-30679-NY))

3.2	Agreement of Merger of First National Realty Associates, Inc. into Emphatic Mergers (Incorporated by reference to Exhibit 14 of Registration Statement on Form S-18 (No. 33-30679- NY))

3.3	By-Laws of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 9 of Registration Statement on form S-18 (No. 33-30679-NY)

3.4	Agreement and Plan of Merger between 1 st Realty Investments, Inc. and Great Western Land and Recreation, Inc. dated as of July 23, 2002 (Incorporated by reference to Exhibit 1 of Form 8-K filed with the Commission on July 29, 2002)

3.5	Certificate of Merger of Great Western Land and Recreation, Inc., a Delaware Corporation with and into 1 st Realty Investments, Inc., a Nevada Corporation (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed with the Commission on December 29, 2003)

3.6	Great Western Land and Recreation, Inc. Amended and Restated By-Laws (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed with the Commission on December 29, 2003)

3.7	Certificate of Designations of Series A Cumulative Convertible Preferred Stock of 1 st Realty Investments, Inc. (Incorporated by reference to Appendix B of Schedule 14C of 1st Realty Investments, Inc. filed with the Commission on January 27, 2003)

3.8	Reserved

3.9	Certificate of Amendment to the Articles of Incorporation of 1st Realty Investments, Inc. amending Article Fourth

3.10	Certificate of Amendment filed amending Article Fourth of the Articles of Incorporation of Great Western Land and Recreation, Inc.

3.11	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of Great Western Land and Recreation, Inc.

3.12	Certificate of Designations of Series C Cumulative Convertible Preferred Stock of Great Western Land and Recreation, Inc.

3.13	Certificate of Designations of Series D and E Cumulative Convertible Preferred Stock of Great Western Land and Recreation, Inc.

3.14	Certificate of Designations of Series F Cumulative Convertible Preferred Stock of Great Western Land and Recreation, Inc.

10.1	Renumbered as 3.1 above.

10.2	Renumbered as 3.2 above.

10.3	Renumbered as 3.4 above.

10.4	Renumbered as 3.5 above.

10.5	Renumbered as 3.6 above.

10.6	Renumbered as 3.7 above.

10.7	Investment Agreement dated June 29, 2002 by and between Amortibanc Investments, L.C. and Great Western Land and Recreation, Inc. (Incorporated by reference to Exhibit 10.7 of Form 10-KSB filed with the Commission on December 29, 2003)

10.8	Great Western Land and Recreation, Inc. Stock Option Plan (Incorporated by reference to Appendix C of Schedule 14C of 1 st Realty Investments, Inc. filed with the Commission on January 27, 2003)

Exhibit
No.
10.9	Form of Great Western Land and Recreation, Inc. Stock Option Agreement (Incorporated by reference to Exhibit 4.02 of Form S-4 of Great Western Land and Recreation, Inc. filed with the Commission on October 16, 2001)

10.10	Agreement of Sale of Partnership Interest, dated July 8, 2003 between Great Western Land and Recreation, Inc. and Arete Real Estate and Development Co. (Incorporated by reference to Exhibit 10.10 of Form 10-KSB filed with the Commission on December 29, 2003)

10.11	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Torok Partners, L.L.C. (Incorporated by reference to Exhibit 10.11 of Form 10-KSB filed with the Commission on December 29, 2003)

10.12	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Lafayette Financial Services, L.L.C. (Incorporated by reference to Exhibit 10.12 of Form 10-KSB filed with the Commission on December 29, 2003)

10.13	Employment Agreement between Great Western land and Recreation, Inc. and Jay N. Torok dated September 1, 2001 (Incorporated by reference to Exhibit 10.01 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.14	Contribution Agreement by and between Great Western Land and Recreation, Inc., Amortibanc Management, L.C., Amortibanc Investments, L.C., and GWLR, LLC dated as of August 6, 2001 (Incorporated by reference to Exhibit 10.02 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.15	Promissory Note dated January 3, 2002, by and between GWLR Wagon Bow Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.15 of Form 10-KSB filed with the Commission on December 29, 2003)

10.16	Secured Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC (Incorporated by reference to Exhibit 10.16 of Form 10-KSB filed with the Commission on December 29, 2003)

10.17	Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC (Incorporated by reference to Exhibit 10.17 of Form 10-KSB filed with the Commission on December 29, 2003)

10.18	Loan Agreement dated June 23, 2000, by and between Willow Spring Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.21 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.19	Renumbered as 14.1 below

11	Statement RE: Computation of per Share Earnings (Loss)

14.1	Great Western Land and Recreation, Inc. Code of Business Ethics (Incorporated by reference to Exhibit 10.19 of Form 10-KSB filed with the Commission on December 29, 2003)

21	List of Subsidiaries

31.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Daniel J. Regan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Daniel J. Regan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors

Item 14. Principal Accountant Fees And Services
     Epstein, Weber & Conover, PLC audited the Company’s consolidated financial statements for the year ended September 30, 2005. Grant Thornton, LLP audited its consolidated financial statements for the year ended September 30, 2004.
Audit and Nonaudit Fees
     Aggregate fees for professional services rendered to the Company by Grant Thornton, LLP during the years ended September 30, 2005 and 2004 were $162,336 and $96,780, respectively. Total Aggregate fees for professional services for the years ended September 30, 2005 and 2004, respectively were as follows:

	2005	2004
Services Provided
Audit Fees	$159,525	$95,026
Tax Related Fees	2,811	1,754

Total	$162,336	$96,780

Audit Fees
     The audit fees included in the Company’s aggregate fees billed by Grant Thornton, LLP during the years ended September 30, 2005 and 2004 were for the audits of the Company’s consolidated annual financial statements and reviews of the Company’s interim consolidated financial statements, and for services provided with respect to the Company’s other regulatory filings.
Audit-related fees
There were no fees billed for services rendered by our principal accountants which are reasonably related to the performance of the annual audit or quarterly reviews which are not disclosed above under “Audit fees” for the fiscal years ended September 30, 2005 and 2004.
Tax fees
The aggregate fees billed in each of the fiscal years ended September 30, 2005 and 2004 were for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning.
All other fees
None.
The audit committee pre-approves all auditing and permitted non-auditing services provided by our principal accountants, and pre-approves the estimated cost for such services.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: December 28, 2005	By /s/ Jay N. Torok
Jay N. Torok
Chairman of the Board and Chief Executive Officer

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: December 28, 2005	By /s/ Daniel J. Regan
Daniel J. Regan
Vice President and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Jay N. Torok	Chairman of the Board and Principal Executive Officer	December 28, 2005
Jay N. Torok

/s/ David J. Weber	Director and Chief Operating Officer	December 28, 2005
David J. Weber

/s/ Daniel Tracy	Director	December 28, 2005
Daniel Tracy

/s/ Roger B. Clark	Director	December 28, 2005
Roger B. Clark

/s/ Don Dillon	Director	December 28, 2005
Don Dillon

GREAT WESTERN LAND AND RECREATION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of
Directors of Great Western Land and Recreation, Inc.:
We have audited the accompanying consolidated balance sheet of Great Western Land and Recreation, Inc. as of September 30, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Western Land and Recreation, Inc. as of September 30, 2005, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
EPSTEIN WEBER & CONOVER, P.L.C.
Scottsdale, Arizona
December 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
of Great Western Land and Recreation, Inc.
We have audited the accompanying Great Western Land and Recreation, Inc. (a Nevada corporation) consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above, present fairly, in all material respects, Great Western Land and Recreation, Inc.’s consolidated results of operations and cash flows for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.
GRANT THORNTON LLP
Wichita, Kansas
November 11, 2004

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEET
September 30, 2005

ASSETS
Cash and cash equivalents	$5,478,682
Notes and accounts receivable (net of allowance of $115,000)	1,363,220
Land held for development and sale	14,768,847
Receivable from related entities	33,005
Property and equipment, net of accumulated depreciation of $105,268	197,229
Other	1,153,995

$22,994,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$13,230,535
Subordinated debt	3,507,948
Payable to related entities	908,510
Accounts payable and other accrued liabilities	809,140

Total liabilities	18,456,133

Minority interest	34,915

Stockholders’ Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 31,319 shares issued and outstanding; 20,000 additional shares issued, held by a subsidiary and reported as treasury shares; liquidation value — $2,419,200 at September 30, 2005	2,200,304
Common stock, $0.001 par value; 30,000,000 shares authorized; 21,315,973 shares issued and outstanding	21,315
Additional paid-in capital	2,558,720
Accumulated other comprehensive loss	(733)
Accumulated deficit	(275,676)

Total stockholders’ equity	4,503,930

$22,994,978

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	September 30,	September 30,
	2005	2004
Real estate and real estate investment sales	$7,676,371	$6,418,352
Cost of real estate sales	4,049,401	5,014,922

Earnings from sales of real estate and real estate investments	3,626,970	1,403,430

Operating, selling, general and administrative expense	2,058,241	1,684,539
Loss on impairment of long-lived assets	—	211,889

Earning (loss) from operations	1,568,729	(492,998)

Other income (expense)
Interest expense	(329,651)	(482,975)
Interest income	37,270	7,399
Other income (loss)	51,722	68,262

	(240,659)	(407,314)

Earnings (loss) before minority interest and discontinued operations	1,328,070	(900,312)
Minority interest	(412)	(3,275)

Earnings (loss) from continuing operations	1,327,658	(903,587)
Loss from discontinued operations (no income tax effect)	(84,211)	(249,461)

Net earnings (loss)	1,243,447	(1,153,048)
Less: Preferred stock dividends applicable to the period	(111,002)	(73,702)

Net earnings (loss) available to common shareholders	$1,132,445	$(1,226,750)

Net earnings (loss) per common and common equivalent share
Basic:
Continuing operations	$0.06	$(0.05)

Discontinued operations	$0.00	$(0.01)

Total	$0.06	$(0.06)

Diluted::
Continuing operations	$0.06	$(0.05)

Discontinued operations	$0.00	$(0.01)

Total	$0.06	$(0.06)

Weighted average common and common equivalent shares outstanding
Basic	21,165,584	20,886,002

Diluted	24,929,768	20,886,002

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended September 30, 2005 and 2004

						Accumulated
						Other
					Additional	compre-		Compre-
	Preferred Stock		Common Stock		paid-in	hensive	Accumulated	hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	Income Loss)
Balance, September 30, 2003	14,380	$660,409	20,781,965	$20,782	$2,595,301	$(733)	$(287,557)
Rounding on reverse stock split	—	—	3,434	3	(3)	—	—	—
Issuance of preferred stock in exchange for land	8,200	678,581	—	—	—	—	—	—
Issuance of preferred stock to subsidiary and reported as treasury stock	20,000	1,000,000	—	—	—	—	—	—
Preferred stock held by subsidiary and reported as treasury stock	(20,000)	(1,000,000)	—	—	—	—	—	—
Amortization of discount on preferred stock	—	51,627	—	—	(51,627)	—	—	—
Issuance of common stock in exchange for minority interest and an option to purchase land	—	—	100,000	100	14,900	—	—	—
Payment of dividends on preferred stock	—	—	—	—	—	—	(2,050)
Stock option exercises	—	—	123,000	123	18,327	—	—	—
Net loss	—	—	—	—	—	—	(1,153,048)	(1,153,048)

Comprehensive loss for the year ended September 30, 2004								$(1,153,048)

Balance, September 30, 2004	22,580	1,390,617	21,008,399	21,008	2,576,898	(733)	(1,442,655)	—
Issuance of preferred stock in exchange for land	8,739	745,522	—	—	—	—	—	—
Amortization of discount on preferred stock	—	64,165	—	—	(64,165)	—	—	—
Payment of dividends on preferred stock	—		—	—	—	—	(76,465)	—
Stock option exercises	—	—	307,574	307	45,987			—
Net earnings	—	—	—	—	—	—	1,243,447	1,243,447

Comprehensive income for the year ended September 30, 2005								$1,243,447

Balance, September 30, 2005	31,319	$2.200,304	21,315,973	$21,315	$2,558,720	$(733)	$(275,676)

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended September 30,
	2005	2004
Cash flows provided by (used in) operating activities
Net earnings (loss)	$1,243,447	$(1,153,048)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,401	47,021
Loss from discontinued operations	84,211	—
Other non-cash expenses	23,793	—
Allowance for doubtful accounts	115,000
Accrued interest expense included in debt	217,672	375,089
Collection of notes receivable relating to prior years’ sales	84,137	2,425
Uncollected notes receivable from current year sales	(1,251,014)	(243,650)
Loss on disposal of property, plant and equipment		92,886
Loss on impairment of long-lived asset		372,780
Equity in losses of unconsolidated companies		88,570
Minority interests in earnings of consolidated subsidiaries	412	3,275
Changes in operating assets and liabilities:
Land held for development and sale	(3,564,975)	(534,097)
Other assets	(457,930)	25,504
Accounts payable and other accrued liabilities	(134,730)	356,283

Net cash used in operating activities	(3,324,119)	(566,962)

Cash flows provided by (used in) investing activities
Collection of receivable from related entities	862	34,213
Purchases of property and equipment	(139,719)	(53,577)
Proceeds from sale of property and equipment		40,000

Net cash provided by (used) in investing activities	(138,857)	20,636

Cash flows from financing activities
Issuance of notes payable	11,841,704	5,192,501
Payments on notes payable	(4,377,005)	(3,985,135)
Issuance of note payable to related entity		150,000
Increase (decrease) in payable to related entities	(112,701)	125,783
Increase (decrease) in subordinated debt	(108,531)	(378,377)
Payment of dividends on preferred stock		(2,050)
Proceeds from stock options exercised	22,501	18,450

Net cash provided by financing activities	7,265,968	1,121,172

Net increase in cash and cash equivalents	3,802,992	574,846
Cash and cash equivalents at beginning of period	1,675,690	1,100,844

Cash and cash equivalents at end of period	$5,478,682	$1,675,690

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$269,562	$53,682
Noncash investing and financing activities
Accrued interest capitalized included in debt	211,380	165,778
Cashless exercise of stock options	23,793
Transfer of Wagon Bow ranch land in exchange for minority interest in Houston Warren Ranch LLC	—	15,614
Preferred stock issued in exchange for land	745,522	678,581
Common stock issued in exchange for 47.5% minority interest in Firebird Financial LLC and an option to purchase land		15,000
Subordinated debt issued in exchange for land in College Station, Texas		70,000

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SUMMARY OF ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.
     1. Basis of presentation and business
The accompanying consolidated financial statements as of September 30, 2005 and for the years ended September 30, 2005 and 2004 include the accounts of Great Western Land and Recreation, Inc. and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material intercompany accounts and transactions have been eliminated.
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
Great Western Land & Recreation, Inc. is incorporated in the state of Nevada.
     2. Revenue recognition
The Company records the sale of real estate under the full accrual method when ownership rights and obligations have transferred to the buyer, the buyer’s initial and continuing investments provide a sufficient commitment to purchase and collectibility of the sales price is reasonably assured. Profit is primarily recognized when the sale has been consummated. The installment method (profit recognized as a portion of each cash payment received) is used to recognize profit for certain real estate sales that do not meet the criteria for full accrual recognition.
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
The Company sells the majority of its notes receivable to an unrelated third party with recourse for credit defaults. The buyer holds back a portion of the sales proceeds, reported on the balance sheet in other assets as $310,190, net of an allowance for recourse losses. The Company primarily considers down payments, sales of other properties in the development, and payment history in making decisions about the needed allowance.

     5. Advertising costs
Advertising costs are expensed as incurred and are included in operating, selling, general and administrative expense. Total advertising cost was $33,674 and $102,191 for the years ended September 30, 2005 and 2004, respectively.
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
     8. Cash equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. On occasion, the Company does have deposits with financial institutions in excess of governmental insured limits.
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
     10. Net earnings (loss) per share
Basic net earnings (loss) per share is calculated by dividing net earnings (loss) less preferred stock dividends applicable to the period by the average number of common shares outstanding during the period. In the year ended September 30, 2005, diluted net earnings (loss) per share is the same as basic net earnings (loss) per share because the convertible preferred stock and the stock options are anti-dilutive and therefore excluded from the computation.

	2005			2004
	Earnings	Shares	Per share	(Loss)	Shares	Per share
Net Earnings (Loss)	$1,243,447			$(1,153,048)
Preferred stock dividends	(111,002)			(73,702)
Discontinued operations	84,211			249,461

Earnings Loss from continuing operations	$1,216,656			$(977,289)

Basic Earnings Per Share

Earnings Loss available to common stockholders	$1,216,656	21,165,584	$0.06	$(977,289)	20,886,002	$(0.05)
Effect of dilutive securities	$111,002	3,764,184		N/A

Diluted Earnings Per Share	$1,327,658	24,929,768	$0.05	$(977,289)	20,886,002	$(0.05)

In the year ended September 30, 2005, preferred stock convertible into 415,125 common shares and stock options exercisable for 132,500 common shares have been excluded from the diluted earnings per share calculation because inclusion of such would be anti-dilutive.
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
The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings for the years ended September 30, 2005 and 2004, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant and there have been no other forms of stock-based compensation awards. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the years ended September 30, 2005 and 2004.

	Year ended	Year ended
	September 30,	September 30,
	2005	2004
Net earnings (loss) as reported	$1,243,447	$(1,153,048)
Deduct: Total stock-based employee compensation expense determined under fair value based method (1)	(580,711)	(68,995)

Pro forma net earnings (loss)	$662,736	$(1,222,043)

Earnings (loss) per share:
Basic — as reported	$0.06	$(0.06)

Basic — pro forma	$0.03	$(0.06)

Diluted — as reported	$0.06	$(0.06)

Diluted — pro forma	$0.03	$(0.06)

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 5 % and 4.88%, in 2005 and 2004, respectively, volatility factor of 223%., and an expected option life of 10 years with no dividends The ten year life is based on all options being exercised just prior to expiration.
     12. Property and equipment
Property and equipment primarily consists of vehicles and office equipment, which is depreciated over the estimated 5 year useful lives of the assets.
NOTE B — NOTES AND ACCOUNTS RECEIVABLE
Notes and accounts receivable at September 30, 2005 include proceeds of $524,478 from land sales due from escrow agents. Notes and accounts receivable at September 30, 2005 include notes receivable from lot sales to individuals, bearing interest at rates from 9.9% to 12.9%, payable in monthly aggregated principal and interest payments of $2,388 through September 2025. These notes are collateralized by the lots sold.
Maturities for notes receivable as of September 30, 2005 follow:

2006	$13,315
2007	14,826
2008	16,505
2009	18,406
2010	20,534
Thereafter	870,156

$953,741

Included in the above is one note for $24,936 which is in foreclosure.
The Company has not historically incurred material losses for uncollectible receivables. Generally, notes receivable are more thane adequately collateralized by the value of the underlying real estate. However, in analyzing payment activity of its notes and accounts receivable, the Company has determined to provide a reserve of $115,000 for losses on uncollectible accounts as of September 30, 2005.
NOTE C — LAND HELD FOR DEVELOPMENT AND SALE
The cost of land held for development and sale is comprised of the following at September 30, 2005:

	Houston,	New
	Texas	Mexico	Arizona
	properties	properties	properties	Total
Land acquisition costs	$6,365,729	$4,661,638	$5,572,415	$16,599,782
Development costs	7,223,580	566,480	4,817,395	12,607,455
Capitalized interest	1,048,063	68,817	434,584	1,551,464
Impairment reserve	—	—	(211,799)	(211,799)
Capitalized taxes	224,947	—	71,285	296,232
Capitalized loan costs	577,722	58,584	16,895	653,201

Total	15,440,041	5,355,519	10,700,775	31,496,335
Less cumulative allocation to cost of sales	7,548,509	5,335,441	3,843,538	16,727,488

	$7,891,532	$20,078	$6.857,237	$14,768,847

The above summary includes only properties with remaining unsold land. Properties are deleted when 100% developed and sold.
NOTE D — RELATED ENTITIES
Related entity receivables/payables are as follows at September 30, 2005:

Receivable from related entities:
Minority investor in Houston Warren Ranch Partners, LLC (2)	$19,625
Other	13,380

$33,005

Payable to related entities:
Minority investors in Glendale Condominiums, LLC (1)	$731,635
Minority investors in Villa Maria, LLC (3)	176,875

$908,510

The subordinated debt is also due to a related entity. See Note H for further discussion.

(1)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land cost and preliminary development costs for this project total $3,189,471 and $3,477,688 at September 30, 2005 and 2004, respectively and are included in land held for development and sale in Arizona properties.

(2)	The Company has a total interest of 70% in Houston Warren Ranch Partners, LLC (“Warren Ranch”) which is derived from its 55% direct ownership in Warren Ranch as well as a 15% indirect interest from its one third ownership in Jessica Star Partners, LLC. Jessica Star Partners, LLC owns 45% of Warren Ranch and consists of the following members owning a one third interest in the company: Great Western Land & Recreation, Inc., the Chairman of Great Western’s Board of Directors and Brad Dill of BD Realty. The note receivable from Jessica Star Partners, LLC bears interest at 10%, with principal and interest due on September 23, 2006.

(3)	The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.

NOTE E — INVESTMENT IN UNCONSOLIDATED COMPANY
On September 19, 1997, Laguna Investments L.L.C. (“Laguna Investments”), a subsidiary of the Company, acquired a 25.52% ownership in Laguna at Arrowhead Apartments L.L.C. (“Laguna”), which owns an apartment complex in Phoenix, Arizona. On December 30, 2002, the Company sold a 7.1% interest in Laguna Investments to Lafayette Financial Services, L.L.C. (“Lafayette”) for $35,500 in partial payment of the note payable to Lafayette. Lafayette is 50% owned by the Chairman of the Company’s Board of Directors with the remaining ownership balance belonging to one outside investor. On September 29, 2003, the Company sold an additional 6.37% interest in Laguna Investments to Lafayette for $31,855, also in partial payment of the note payable to Lafayette. On September 29, 2003, the Company also sold a 3.0% interest in Laguna Investments to Torok Partners, LLC for $15,000 in exchange for Torok Partners’ minority interest in one of the Company’s projects. Torok Partners is controlled by the Chairman of the Company’s Board of Directors. As a result of these transactions, at February 14, 2005, the Company owned 83.53% of Laguna Investments, which represented a 21.32% interest in Laguna.
The investment in Laguna was accounted for using the equity method. Under the equity method, the Company’s investment balance equaled the Company’s original cost adjusted for its equity interest in the earnings and losses of Laguna since the date of acquisition. At September 30, 2005 the Company had no investment balance in Laguna.
On February 14, 2005 the sale of Laguna at Arrowhead Ranch Apartments closed. During the year ended September 30, 2005, the Company received cash proceeds of $903,485, which was recorded as revenue from real estate investments.
NOTE F — OTHER ASSETS
Other assets consist of the following as of September 30, 2005:

Financing reserve receivable, net of allowance of $21,118	$310,194
Earnest money deposit on land purchase	288,147
Debt origination fees	227,500
Prepaid expenses, advances and other	242,457
Project costs and other	85,727

$865,848

NOTE G — NOTES PAYABLE
Notes payable consist of the following at September 30, 2005:

Texas Properties
Notes payable to various financial institutions bearing interest at 1% to 2% over prime (6.75% at September 30, 2005). The interest payments are due monthly and the loans have maturity dates through December, 2005. Principal reductions are primarily made as developed lots are sold - collateralized by Texas real estate	$4,503,775
Arizona Ranch Properties
Note payable to financial institution, bearing interest at 2% over prime (6.5% at date of closing). The rate is fixed at 8.5% until March, 2007, adjustable semi-annually in March, 2007, and quarterly thereafter. Interest payments are due monthly with principal reductions made as acreage is sold. Principal payments of $650,000 are due on the third and fourth anniversary date, and any remaining balance is due September, 2010, — collateralized by Arizona real estate	6,500,000
Notes payable to various sellers, bearing interest at a fixed rates of 8 to 10%. Interest payments are due monthly or quarterly with principal payments due annually. Any unpaid principal is due at maturity from April to August, 2010.	727,200
Other Arizona Properties
Notes payable to financial institutions for construction of a condominium complexes, bearing interest at variable rates of 1.25% to 7.0%over prime (6.75% as September 30, 2005). Interest payments are due monthly, with principal reductions made as condominiums are sold, remaining balance due April and October, 2007- collateralized by Arizona real estate	1,456,259
Other	43,301

$13,230,535

Maturities for notes payable as of September 30, 2005 are as follows:

Year ended September 30,
2006	$5,379,727
2007	1,100,290
2008	775,364
2009	652,404
2010	5,322,750
Thereafter	—

$13,230,535

NOTE H — SUBORDINATED DEBT
The Company’s operations have been partially financed with advances in prior years from its largest shareholder, Amortibanc Investments, L.C. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the principal balance of the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of related bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. Also included in subordinated debt is a note payable related to the purchase of land in College Station, Texas for the Woodland Court condominium project. The note bears interest at 5.0% and is subordinate to the other loans on this property. Principal on the note is due on April 1, 2009, with interest payments due quarterly. The balance due on this note, including accrued interest, is $60,483 and $70,785 on September 30, 2005 and 2004, respectively. The total advances and accrued interest due are $3,507,948 at September 30, 2005 .
NOTE I — OPERATING LEASES
The Company leases office space, vehicles and equipment under operating leases. Future minimum lease payments under these agreements are as follows:

Year ending September 30,
2006	$61,007
2007	62,324
2008	63,291
2009	50,485
2010	—
Thereafter	$237,106

Total rent expense was $100,062 and $64,408 for the years ended September 30, 2005 and 2004, respectively.
NOTE J — PROFIT-SHARING RETIREMENT PLAN
The Company maintains a 401(k) profit-sharing plan for the benefit of its eligible employees. The Company makes a matching contribution equal to 100% of each participant’s eligible contributions to a maximum of 3% of each participant’s compensation. The Company can also make a discretionary contribution determined annually by the Board of Directors. Contribution expense incurred by the Company was $12,336 and $11,954 for the years ended September 30, 2005 and 2004, respectively.
NOTE K — COMMITMENTS AND CONTINGENCIES
The Company has sold notes receivable with repayment terms of up to 20 years, with recourse upon nonpayment by the debtor, of $713,678 and $429,755 during the years ended September 30, 2005 and 2004, respectively. The remaining balances due, with recourse, of all notes sold are $1,919,536 as of September 30, 2005.
Fifteen percent of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance is $310,190 at September 30, 2005 and is included in other assets, net of an allowance established for recourse chargeback of $21,118. If the Company incurs a chargeback, ownership of the original land sold will revert to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the year ended September 30, 2005, the Company received no chargebacks. The Company did receive a chargeback in November, 2005 of $179,915, and does not expect to incur a loss on this chargeback.
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

NOTE L — PREFERRED STOCK
The Company has authorized six series of preferred stock: Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), Series B Cumulative Convertible Preferred Stock (“Series B Preferred”) Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) Series D Cumulative Convertible Preferred Stock (“Series D Preferred”) Series E Cumulative Convertible Preferred Stock (“Series E Preferred”) and Series F Cumulative Convertible Preferred Stock (“Series F Preferred”). As of September 30, 2005, there are 14,380 shares of Series A Preferred, 8,200 shares of Series C Preferred, 2,454 shares of Series D Preferred, 2,035 shares of Series E Preferred, and 4,250 shares of Series F Preferred issued and outstanding. As of September 30, 2005, 20,000 shares of Series B Preferred have been issued and are held by a subsidiary of the Company.
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
As the Series A Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $114,071, which is being amortized to additional paid in capital over the period of increasing dividend rates of the stock. The balance of the Series A Preferred (net of unamortized discount) was $703,397 and $689,694 at September 30, 2005 and 2004, respectively. At September 30, 2005, dividends in arrears totaled $43,140, or $3.00 per share, and were paid on November 30, 2005.
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
Series C Preferred Stock
Effective March 31, 2004, the Company issued 8,200 shares of Series C Preferred with a liquidation value of $820,000. The shares, valued at a discounted value of $678,581, were issued along with cash of $800,000 in exchange for land with a fair market value of $1,620,000. The Series C Preferred ranks junior to the Series A Preferred and to the Series B Preferred, and is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at the following prices:

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
As the Series C Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $141,419, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series C Preferred was $741,507 and $700,923 on September 30, 2005 and 2004, respectively. At September 30, 2005, dividends in arrears totaled $12,300 or $1.50 per share, which were paid on November 30, 2005.
Series D Preferred Stock
Effective March 31, 2005, the Company issued 2,454 shares of Series D Preferred with a stated value of $245,400. The shares and cash of $253,641were issued in exchange for land with a fair market value of $481,200. The Series D Preferred ranks junior to the Series A Preferred, Series B Preferred and to the Series C Preferred and ranks at parity with the Series E Preferred and the Series F Preferred. The Series D Preferred is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at 125% of the collar price of $0.98. The collar price is the average of the reported closing price on the market where the stock is traded over the five (5) working days before the issuance date and five (5) working days after the issuance date, as such closing prices reported on Yahoo.
The Series D Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates:
Year from the date of issuance:

First	$2.00 per annum
Second	$3.00 per annum
Third	$3.50 per annum
Fourth	$4.00 per annum
Fifth	$4.50 per annum
Thereafter	$5.00 per annum
As the Series D Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $17,841, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series D Preferred was $231,061 at September 30, 2005. At September 30, 2005 dividends in arrears totaled $1,227, or $0.50 per share, which were paid on November 30, 2005.

Series E Preferred Stock
Effective March 31, 2005, the Company issued 2,035 shares of Series E Preferred with a liquidation value of $203,500. The shares and cash of $215,609 were issued in exchange for land with a fair market value of $399,594. The Series E Preferred ranks junior to the Series A Preferred, the Series B Preferred, the Series C Preferred and is at parity with the Series D Preferred and the Series F Preferred. The Series E Preferred is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at 125% of the collar price of $0.98. The collar price is the average of the reported closing price on the market where the stock is traded over the five (5) working days before the issuance date and five (5) working days after the issuance date, as such closing prices reported on Yahoo.
The Series E Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates:
Year from the date of issuance:

First	$1.00 per annum
Second	$2.00 per annum
Third	$3.00 per annum
Fourth	$4.00 per annum
Fifth	$4.50 per annum
Thereafter	$5.00 per annum
As the Series E Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $19,515, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series E Preferred was $187,361 at September 30, 2005. At September 30, 2005 dividends in arrears totaled $1,018 or $0.50 per share, which were paid on November 30, 2005.
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
The Series F Preferred shall accumulate dividends, payable semi-annually on the last day of June and December of each year subsequent to the date of issuance at the following rates:
Year from the date of issuance:

First	$0.00 per annum
Second	$1.00 per annum
Third	$2.00 per annum
Fourth	$3.00 per annum
Fifth	$4.00 per annum
Thereafter	$4.50 per annum
As the Series F Preferred has an increasing dividend rate, it will initially be recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. The balance of the Series F Preferred was $333,978 at September 30, 2005. There were no dividends in arrears at September 30, 2005.
NOTE M — STOCK OPTION PLAN
The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees who have been with the Company for over five years vest immediately. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in 2004 and 2005 were at exercise prices which approximated the fair market value of the Company’s common stock at the date of grant. Prior to the time a public market existed for the Company’s common stock, fair market value was determined by the Board of Directors. Thereafter, fair value was determined by the most recent closing price for the Company’s common shares on the over-the-counter bulletin board on the date of grant. At September 30, 2005 options for 25,500 shares of common stock were available for issuance under the plan. Additional information with respect to stock option plan activity is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
September 30, 2003	2,043,750	$0.18
Grants	950,000	$0.33
Exercises	(123,000)	$0.15
Cancellations	(581,250)	$0.20

September 30, 2004	2,289,500	$0.24

Grants	2,035,000	$0.38
Exercises	(307,574)	$0.15
Cancellations	(542,426)	$0.30

September 30, 2005	3,474,500	$0.32

Outstanding options expire at various dates through August, 2015. The weighted-average exercise price of options which were exercisable at September 30, 2005 was $0.22. Options outstanding and options exercisable at September 30, 2005 are as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
Exercise	of	Contractual	of	Contractual
Prices	Shares	Life (in years)	Shares	Life (in years)
$0.15	877,000	6.1	827,000	6.5
$0.31	750,000	8.9	550,000	8.9
$0.35	730,000	7.9	730,000	9.9
$0.36	50,000	9.1	—	—
$0.40	915,000	10.1	815,000	9.6
$0.46	20,000	9.3	10,000	9.3
$0.60	20,000	9.5	20,000	9.5
$0.65	50,000	8.6	16,666	8.6
$0.80	62,500	4.1	62,500	4.1

	3,474,500		3,031,166

NOTE N – DISCONTINUED OPERATIONS
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
The Company, as of December 31, 2004 adopted a plan to sell its interest in Stafford Springs. On February 10, 2005, the Company sold the limited liability companies (the “Stafford LLCs”) through which it held its general and limited partnership interests in Stafford Springs. The Stafford LLCs were sold to Lafayette Financial Services, LLC (“Lafayette”). Lafayette is owned by the Chairman of the Company’s board of directors and an unrelated party. The consideration for the sale was $17,000 in cash and an earn-out agreement through which the Company will receive 33% of the proceeds of a future sale of the Summer Park Duplexes. The Company therefore no longer has any ownership interest in Stafford Springs.
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
A summary of the loss from discontinued operations is as follows:

	Year Ended	Year Ended
	September 30, 2005	September 30, 2004
Sales	$218,000	$—
Operating expenses	(346,329)	—
Minority interest	72,461	—

	(55,608)	—
Equity in operating losses of Stafford Springs prior to consolidation	(28,603)	(88,570)
Impairment charge to reduce value of Stafford Springs	—	(160,891)

Loss from discontinued operations	$(84,211)	$(249,461)

NOTE O — INCOME TAXES
The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. The tax deferred assets and liabilities were as follows at September 30, 2005 and September 30, 2004:

	September 30,	September 30,
	2005	2004	2003
Deferred tax assets
Net operating loss carry forwards	$27,576		$297,105
Impairment writedown	149,076		149,076
Allowance for doubtful accounts	40,250		12,514
Deferred compensation	9,520		—

	226,422		458,695
Less valuation allowance	(223,182)		(451,997)

	3,240		6,698
Deferred tax liability
Depreciation of property and equipment	3,240		6,698

	$—		$—

The Company has a valuation allowance against the deferred tax assets, as their realization is dependent upon future taxable income.
Income tax expense is comprised of the following:

	Year	Year
	ended	ended
	September 30,	September 30,
	2005	2004
Current expense (benefit)	$(454,000)	$(12,079)
Deferred tax expense (benefit)	454,000	12,079

Income tax expense	$—	$—

A reconciliation of income taxes computed at the statutory rates to income tax expense is as follows:

	Year		Year
	ended		ended
	September 30,		September 30,
	2005		2004
Income tax expense (benefit) at statutory rate	$423,000	34%	$(392,036)	(34)%
Increase (decrease) in deferred tax valuation allowance	(449,000)	(36)%	436,047	38%
Other, primarily state income taxes	26,000	2%	(44,011)	(4)%

	$—		$—

At September 30, 2005, the Company had approximately $81,000 of net operating loss carryforwards expiring through 2025.
NOTE P — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Consolidated quarterly financial information is as follows (certain items have been reclassified to conform to current classification):

	Year ended September 30, 2005
Quarter ended	Dec 31	Mar 31	Jun 30	Sep 30
Revenue	$907,375	$1,524,641	$2,506,178	$2,738,177
Operating income (loss)	21,507	(269,692)	97,074	1,719,840
Net earnings (loss)	(80,200)	528,305	100,220	695,122
Net earnings (loss) per common and common equivalent share	$0.00	$0.02	$0.00	$0.04
NOTE Q — RELATED PARTY TRANSACTIONS
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
In September 2005, the Company sold approximately 75 acres of land at its Wagon Bow Ranch to Five Wagon Bow, LLC, a related party controlled by the company’s CEO, in exchange for approximately 40 acres previously sold at the Wagon Bow Ranch and cash. The total value of the sale was $224,700 (approximately $94,000 in cash and $130,000 in land).
In September 2005, the Company entered into a joint venture with an outside party to purchase approximately 40 acres of land from Five Wagon Bow Ranch, LLC for $65,327. The land was previously sold from the Company to Five Wagon Bow, LLC and is located on the Company’s Wagon Bow Ranch.
During the year the Company paid BD Realty $82,779 in fees related to the development of Mallard Crossing and Westchester Lakes, as well as rent on the Houston Office which was leased from them.
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
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”). This statement requires companies to recognize the compensation cost related to share-based payment transactions, including stock options, in their financial statements based on the fair market value of the equity or liability instruments issued. The effective date of SFAS 123(R) will be the interim reporting period ended March 31, 2006. See Note A(11) for pro forma information on the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) as of September 30, 2005.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No.43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company’s financial position or results of operations.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. The statement is an amendment of APB Opinion No. 29, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of SFAS No. 153 will have no material impact on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 153 will have no impact on the Company’s financial position or results of operations.

NOTE S — LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS
In the fiscal year ended September 30, 2004, the Company experienced various construction delays and substantial changes to the building plans and specifications during the development of Phase I of our Glendale Springs Condominiums. These delays and plan changes were principally the result of changes required by the city of Glendale after the commencement of construction, notwithstanding the city’s prior approval of the plans and specifications..
Because of these cost issues the Company had examined the carrying value of Glendale Springs compared to its fair value. As a result of this examination the Company’s management concluded, in accordance with the applicable accounting literature, that the carrying value of the project exceeded its fair value by $211,799. Therefore, the carrying value of Glendale Springs was reduced by that amount as of September 30, 2004.
As of September 30, 2004, the Company had an investment in #22 Stafford Springs LTD (“Stafford Springs”), which was recorded in other assets as a deposit pending approval of our investment by HUD. Stafford Springs owned an apartment project in Stafford, Texas called Summer Park. Because the project was for sale, the Company also evaluated the carrying value of the Stafford Springs investment compared to the fair value of the project and the amount of that investment that would likely be recovered upon a sale of the project. The Company’s management concluded that the investment in Stafford Springs exceeded the amount that would likely be recoverable upon sale of the project, and therefore reduced the carrying value of the investment in Stafford Springs by $160,891.

Exhibit Index

Exhibit
No.
3.1	Articles of Incorporation of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 8 of Registration Statement on Form S-18 (No. 33-30679-NY))

3.2	Agreement of Merger of First National Realty Associates, Inc. into Emphatic Mergers (Incorporated by reference to Exhibit 14 of Registration Statement on Form S-18 (No. 33-30679- NY))

3.3	By-Laws of First National Realty Associates, Inc. (Incorporated by reference to Exhibit 9 of Registration Statement on form S-18 (No. 33-30679-NY)

3.4	Agreement and Plan of Merger between 1 st Realty Investments, Inc. and Great Western Land and Recreation, Inc. dated as of July 23, 2002 (Incorporated by reference to Exhibit 1 of Form 8-K filed with the Commission on July 29, 2002)

3.5	Certificate of Merger of Great Western Land and Recreation, Inc., a Delaware Corporation with and into 1 st Realty Investments, Inc., a Nevada Corporation (Incorporated by reference to Exhibit 10.4 of Form 10-KSB filed with the Commission on December 29, 2003)

3.6	Great Western Land and Recreation, Inc. Amended and Restated By-Laws (Incorporated by reference to Exhibit 10.5 of Form 10-KSB filed with the Commission on December 29, 2003)

3.7	Certificate of Designations of Series A Cumulative Convertible Preferred Stock of 1 st Realty Investments, Inc. (Incorporated by reference to Appendix B of Schedule 14C of 1 st Realty Investments, Inc. filed with the Commission on January 27, 2003)

3.8	Reserved

3.9	Certificate of Amendment to the Articles of Incorporation of 1st Realty Investments, Inc. amending Article Fourth

3.10	Certificate of Amendment filed amending Article Fourth of the Articles of Incorporation of Great Western Land and Recreation, Inc.

3.11	Certificate of Designations of Series B Cumulative Convertible Preferred Stock of Great Western Land and Recreation, Inc.

3.12	Certificate of Designations of Series C Cumulative Convertible Preferred Stock of Great Western Land and Recreation, Inc.

3.13	Certificate of Designations of Series D and E Cumulative Convertible Preferred Stock of Great Western Land and Recreation, Inc.

3.14	Certificate of Designations of Series F Cumulative Convertible Preferred Stock of Great Western Land and Recreation, Inc.

10.1	Renumbered as 3.1 above.

10.2	Renumbered as 3.2 above.

10.3	Renumbered as 3.4 above.

10.4	Renumbered as 3.5 above.

10.5	Renumbered as 3.6 above.

10.6	Renumbered as 3.7 above.

10.7	Investment Agreement dated June 29, 2002 by and between Amortibanc Investments, L.C. and Great Western Land and Recreation, Inc. (Incorporated by reference to Exhibit 10.7 of Form 10-KSB filed with the Commission on December 29, 2003)

10.8	Great Western Land and Recreation, Inc. Stock Option Plan (Incorporated by reference to Appendix C of Schedule 14C of 1 st Realty Investments, Inc. filed with the Commission on January 27, 2003)

Exhibit
No.
10.9	Form of Great Western Land and Recreation, Inc. Stock Option Agreement (Incorporated by reference to Exhibit 4.02 of Form S-4 of Great Western Land and Recreation, Inc. filed with the Commission on October 16, 2001)

10.10	Agreement of Sale of Partnership Interest, dated July 8, 2003 between Great Western Land and Recreation, Inc. and Arete Real Estate and Development Co. (Incorporated by reference to Exhibit 10.10 of Form 10-KSB filed with the Commission on December 29, 2003)

10.11	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Torok Partners, L.L.C. (Incorporated by reference to Exhibit 10.11 of Form 10-KSB filed with the Commission on December 29, 2003)

10.12	Sale and Subscription Agreement of Membership Interests in Laguna Investments L.L.C. dated September 29, 2003 between Great Western Land and Recreation, Inc. and Lafayette Financial Services, L.L.C. (Incorporated by reference to Exhibit 10.12 of Form 10-KSB filed with the Commission on December 29, 2003)

10.13	Employment Agreement between Great Western land and Recreation, Inc. and Jay N. Torok dated September 1, 2001 (Incorporated by reference to Exhibit 10.01 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.14	Contribution Agreement by and between Great Western Land and Recreation, Inc., Amortibanc Management, L.C., Amortibanc Investments, L.C., and GWLR, LLC dated as of August 6, 2001 (Incorporated by reference to Exhibit 10.02 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.15	Promissory Note dated January 3, 2002, by and between GWLR Wagon Bow Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.15 of Form 10-KSB filed with the Commission on December 29, 2003)

10.16	Secured Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC (Incorporated by reference to Exhibit 10.16 of Form 10-KSB filed with the Commission on December 29, 2003)

10.17	Promissory Note dated September 25, 2002, between National Bank of Arizona and Glendale Condominiums, LLC (Incorporated by reference to Exhibit 10.17 of Form 10-KSB filed with the Commission on December 29, 2003)

10.18	Loan Agreement dated June 23, 2000, by and between Willow Spring Ranch, LLC and Bank Midwest (Incorporated by reference to Exhibit 10.21 of Form S-4/A of Great Western Land and Recreation, Inc. filed with the Commission on December 11, 2001)

10.19	Renumbered as 14.1 below

11	Statement RE: Computation of per Share Earnings (Loss)

14.1	Great Western Land and Recreation, Inc. Code of Business Ethics (Incorporated by reference to Exhibit 10.19 of Form 10-KSB filed with the Commission on December 29, 2003)

21	List of Subsidiaries

31.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Daniel J. Regan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Jay N. Torok pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Daniel J. Regan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors