Form 10QSB
period 2005-12-31
GREAT WESTERN LAND RECREATION INC
filed 2006-02-14
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to __________.
Commission file number 0-18808
Great Western Land and Recreation, Inc.
(Name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction	13-3530765
of incorporation or organization)	(IRS Employer Identification No.)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
The number of shares of the registrant’s Common Stock outstanding at February 10, 2005 was 21,315,973.

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
POSSIBLE APPLICATION OF EITF 00-19 TO THE RECORDING OF OUR SERIAL PREFERRED STOCK
On February 8, 2006, we received a comment to our Form 10-KSB from the Securities and Exchange Commission relating to the applicability of EITF 00-19 to our serial preferred stock. The comment relates to the appropriate classification of components of the rights and preferences of our serial preferred stock. We are analyzing the issues raised by the SEC comment. While we do not believe that application of EITF 00-19 will have a material negative affect on our income statement we can give no assurance that its application will not have an adverse affect on our financial statements and will not require any reclassification of our assets and liabilities.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2005
(unaudited)
ASSETS
Cash and cash equivalents	$3,087,039
Notes and accounts receivable (net of allowance of $115,000)	1,525,822
Land held for development and sale	19,650,228
Receivable from related entities	33,976
Property and equipment, net of accumulated depreciation of $119,266	226,942
Other	875,841

$25,399,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$15,579,344
Subordinated debt	3,564,259
Payable to related entities	1,058,586
Accounts payable and other accrued liabilities	861,524
Deferred gain	57,560

Total liabilities	21,121,273

Minority interest	34,915

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 31,319 shares issued and outstanding; 20,000 additional shares issued, held by a subsidiary and reported as treasury shares; liquidation value — $2,419,200	2,222,369
Common stock, $0.001 par value; 45,000,000 shares authorized; 21,315,973 shares issued and outstanding	21,315
Additional paid-in capital	2,536,655
Accumulated other comprehensive loss	(733)
Accumulated deficit	(535,946)

Total stockholders’ equity	4,243,660

$25,399,848

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	December 31,
	2005	2004

Real estate sales	$180,468	$907,375
Cost of real estate sales	206,503	419,213

Gross profit (loss) from real estate sales	(26,035)	488,162

Selling, general and administrative expenses	556,769	466,655

Earnings (losses) from operations	(582,804)	21,507

Other income (expense)
Interest expense	(126,008)	(80,262)
Interest income	49,778	8,324
Other income (expense)	444,428	39,001

Total other income (expense)	368,198	(32,937)

Income (loss) before minority interests and discontinued operations	(214,606)	(11,430)

Minority interests	—	—

Income (loss) from continuing operations	(214,606)	(11,430)

Loss from discontinued operations	—	(68,770)

Net income (loss)	(214,606)	(80,200)

Less: preferred stock dividends applicable to the period	(15,332)	(16,430)

Net income (loss) available for common stock	$(229,938)	$(96,630)

Net income (loss) per common and common equivalent share:
Basic and diluted:
Continuing operations	$(0.011)	$(0.001)
Discontinued operations	—	(0.003)

Total	$(0.011)	$(0.004)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	21,315,973	21,050,888

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(unaudited)

						Accumulated
						Other
					Additional	compre-		Compre-
	Preferred Stock		Common Stock		paid-in	hensive	Accumulated	hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	income (loss)
Balance, September 30, 2005	31,319	$2,200,304	21,315,973	$21,315	$2,558,720	$(733)	$(275,676)	$—
Amortization of discount on preferred stock	—	22,065	—	—	(22,065)	—	—	—
Accrued dividends on preferred stock	—	—	—	—	—	—	(45,664)	—
Net loss	—	—	—	—	—	—	(214,606)	(214,606)

Comprehensive loss for the three months ended December 31, 2005						—		$(214,606)

Balance, December 31, 2005	31,319	$2,222,369	21,315,973	$21,315	$2,536,655	$(733)	$(535,946)

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended December 31,
	2005	2004
Cash flows provided by (used in) operating activities
Net earnings (loss)	$(214,606)	$(80,200)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,373	17,159
Note receivable received as legal settlements	(500,000)	—
Discount on note receivable	20,000	—
Loss from discontinued operations	—	68,770
Other non-cash expenses	—	23,793
Interest included in debt	116,963	57,942
Collection of notes receivable relating to prior years’ sales	526,380	48,279
Changes in operating assets and liabilities:
(Increase) Land held for development and sale	(4,881,381)	(507,034)
(Increase) Decrease Other assets	237,712	(260,593)
Increase (decrease) Accounts payable and other accrued liabilities	64,280	(391,862)

Net cash used in operating activities	(4,605,279)	(1,170,485)

Cash flows provided by (used in) investing activities
Purchase of note receivable in foreclosure	(179,915)	—
Collection of (increase in ) receivable from related entities	(971)	7,335
Purchases of property and equipment	(43,711)	(45,784)

Net cash provided by (used) in investing activities	(224,597)	(38,449)

Cash flows from financing activities
Issuance of notes payable	2,439,622	734,745
Payments on notes payable	(135,326)	(428,594)
Principal payment on notes of discontinued operations	—	(9,262)
Issuance of notes payable to related entities	135,437	(83,401)
Payments on subordinated debt	(1,500)	—

Net cash provided by financing activities	2,438,233	213,488

Net decrease in cash and cash equivalents	(2,391,643)	(995,446)
Cash and cash equivalents at beginning of period	5,478,682	1,675,690

Cash and cash equivalents at end of period	$3,087,039	$680,244

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$154,113	$47,481
Noncash investing and financing activities
Accrued interest capitalized included in debt	49,774	38,222
The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A — BACKGROUND AND BASIS OF PRESENTATION
The accompanying consolidated financial statements as of December 31, 2005 and for the three months ended December 31, 2005 and 2004 include the accounts of Great Western Land and Recreation, Inc. and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method unless the Company is deemed to control the entity. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material inter-company accounts and transactions have been eliminated.
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
Great Western Land & Recreation, Inc. is incorporated in the state of Nevada.
The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes as of September 30, 2005 included in Form 10-KSB filed with the SEC on December 29, 2005.
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
NOTE B — NOTES RECEIVABLE
Effective December 31, 2005, the Company negotiated a legal settlement for which it received a cash down payment of $15,000 and a non-interest bearing note receivable of $500,000 due no later than December 31, 2008. A discount of $20,000 is included in Notes and accounts receivable based on an imputed interest rate of 9.9%. The note is secured by a deed of trust. Payments are to be received as units in the underlying collateral are sold.
NOTE C — LAND HELD FOR DEVELOPMENT AND SALE
During the quarter ended December 31, 2005, the Company purchased property for $600,000 in Houston, Texas. The Company intends to develop the property as single- family condominiums. The purchase was financed with a $600,000 loan. The note bears interest at 0.75% over the prime interest rate (7.25% at December 31, 2005). In addition, the Company purchased approximately $1,236,000 of additional property at its Wagon Bow Ranch project. The purchases were financed with proceeds of a $6,500,000 development loan received in the prior year.
NOTE D — RELATED ENTITIES
Related entity receivables/payables are as follows at December 31, 2005:

Receivable from related entities:
Minority investor in Houston Warren Ranch Partners, LLC (2)	$20,000
Other	13,976

$33,976

Payable to related entities:
Minority investors in Glendale Condominiums, LLC (1)	$742,524
Minority investors in Villa Maria, LLC (3)	180,625
Other	135,437

$1,058,586

The subordinated debt is also due to a related entity. See Note G for further discussion.

(1)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land costs and preliminary development costs for this project total $4,020,608 at December 31, 2005 and are included in land held for development and sale.

(2)	The Company has a total interest of 70% in Houston Warren Ranch Partners, LLC (“Warren Ranch”) which is derived from its 55% direct ownership in Warren Ranch as well as a 15% indirect interest from its one third ownership in Jessica Star Partners, LLC. Jessica Star Partners, LLC owns 45% of Warren Ranch and consists of the following members owning a one third interest in the company: Great Western Land & Recreation, Inc., the Chairman of Great Western’s Board of Directors and Brad Dill of BD Realty. The note receivable from Jessica Star Partners, LLC bears interest at 10%, with principal and interest due on September 23, 2006.

(3)	The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.
NOTE E — STOCK BASED COMPENSATION
The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three month periods ended December 31, 2005 and 2004.

	Three months	Three months
	ended	ended
	December 31,	December 31,
	2005	2004
Net loss as reported	$(214,606)	$(80,200)
Total stock-based employee compensation adjustment determined under fair value based method (1)	(12,748)	(2,295)

Pro forma net loss	$(227,354)	$(82,495)

Loss per share:
Basic and diluted — as reported	$(0.010)	$(0.004)

Basic and diluted — pro forma	$(0.011)	$(0.004)

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no dividends. The expected option life is based on all options being exercised just prior to expiration.
NOTE F — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) less preferred stock dividends applicable to the period by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is similar to basic earnings income (loss) per share except that the weighted average of common shares outstanding is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares, such as options and convertible preferred stock, had been exercised. Diluted per common share amounts are not applicable for loss periods. In the quarter ended December 31, 2005, preferred stock convertible into 2,794,213 common shares and stock options exercisable for 3,492,500 common shares have been excluded from the diluted earnings per share because inclusion of such would have been anti-dilutive.
NOTE G — SUBORDINATED DEBT
The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc Investments, LLC. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland

Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. Also included in subordinated debt is a note payable related to the purchase of land in College Station, Texas for the Woodland Court condominium project. The note bears interest at 5.0% and is subordinate to other loans on this property. Principal on the note is due on April 1, 2009, with interest payments due quarterly. The balance due on this note, including accrued interest, is $58,794 and $70,875 on December 31, 2005 and 2004, respectively. The total advances and accrued interest due are $3,564,259 and $3,295,906 at December 31, 2005 and 2004, respectively.
NOTE H — COMMITMENTS AND CONTINGENCIES
The Company has sold notes receivable with repayment terms of up to 20 years, with recourse upon nonpayment by the debtor, of $215,167 during the three months ended December 31, 2004. The remaining balances due, with recourse, of all notes sold are $1,924,358 as of December 31, 2005.
Fifteen percent of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance is $310,190 at December 31, 2005 and is included in other assets, net of an allowance established for recourse chargeback of $21,118. If the Company incurs a chargeback, ownership of the original land sold will revert to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the three months ended December 31, 2005, the Company did receive a chargeback of $179,915, and does not expect to incur a loss on this chargeback. The Company reacquired the note for $179,915 and intends to foreclose on the collateral.
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
NOTE I — PREFERRED STOCK
The Company has authorized six series of preferred stock: Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), Series B Cumulative Convertible Preferred Stock (“Series B Preferred”) Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) Series D Cumulative Convertible Preferred Stock (“Series D Preferred”) Series E Cumulative Convertible Preferred Stock (“Series E Preferred”) and Series F Cumulative Convertible Preferred Stock (“Series F Preferred”). As of December 31, 2005, there are 14,380 shares of Series A Preferred, 8,200 shares of Series C Preferred, 2,454 shares of Series D Preferred, 2,035 shares of Series E Preferred, and 4,250 shares of Series F Preferred issued and outstanding. As of December 31, 2005, 20,000 shares of Series B Preferred have been issued and are held by a subsidiary of the Company.
Series A Preferred Stock
Effective June 28, 2002, the Company issued 14,380 shares of Series A Preferred with a liquidation value of $719,000 to Amortibanc Investments, L.C., the major shareholder of the Company. The Series A Preferred is senior to the Series B Preferred and to the Series C Preferred, and is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. The Series A Preferred has a cumulative dividend, payable semi-annually at the following rates:

First year from the date of issuance	0% per annum
Second year from the date of issuance	2% per annum
Third year from the date of issuance	4% per annum
Fourth year from the date of issuance	5% per annum
Fifth year from the date of issuance	6% per annum
Thereafter	7% per annum
As the Series A Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $114,071, which is being amortized to additional paid in capital over the period of increasing dividend rates of the stock. The balance of the Series A Preferred (net of unamortized discount) was $709,225 and $694,319 at December 31, 2005 and 2004, respectively. At December 31, 2005, dividends payable totaled $17,975, or $1.25 per share.
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
As the Series C Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $141,419, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series C Preferred was $750,628 and $712,094 on December 31, 2005 and 2004, respectively. At December 31, 2005, dividends payable totaled $8,200 or $1.00 per share.
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
As the Series D Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $17,841, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series D Preferred was $232,812 at December 31, 2005. At December 31, 2005 dividends payable totaled $2,454 or $1.00 per share.
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
As the Series E Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $19,515, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series E Preferred was $189,049 at December 31, 2005. At December 31, 2005 dividends payable totaled $2,035 or $1.00 per share.
Series F Preferred Stock
On July 1, 2005, the Company issued 4,250 shares of Series F Preferred with a stated value of $425,000. The shares, and cash of $700,000, were issued in exchange for land with a fair market value of $1,125,000. The Series F Preferred ranks junior to the Series A Preferred, the Series B Preferred and the Series C Preferred, and is at parity with the Series D Preferred and the Series E Preferred. The Series F Preferred is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. The Series F Preferred is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. The Series F Preferred is redeemable in whole or in part at the option of the Company at a redemption price per share equal to the stated value ($100 per share) plus all unpaid dividends accumulated thereon to the date of actual payment of the redemption price. It is convertible by the holder at any time into shares of the Company’s common stock at the rate of $2 per share of common stock.

The Series F Preferred shall accumulate dividends, payable semi-annually on the last day of June and December of each year subsequent to the date of issuance at the following rates:

Year from the date of issuance:
First	$0.00 per annum
Second	$1.00 per annum
Third	$2.00 per annum
Fourth	$3.00 per annum
Fifth	$4.00 per annum
Thereafter	$4.50 per annum
As the Series F Preferred has an increasing dividend rate, it will initially be recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. The balance of the Series F Preferred was $340,654 at December 31, 2005. There were no dividends payable at December 31, 2005.
NOTE J — STOCK OPTION PLAN
The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees who have been with the Company for over five years vest immediately. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in the quarter ended December 31, 2005 were at exercise prices which approximated the fair market value of the Company’s common stock at the date of grant. Prior to the time a public market existed for the Company’s common stock, fair market value was determined by the Board of Directors. Thereafter, fair value was determined by the most recent closing price for the Company’s common shares on the over-the-counter bulletin board on the date of grant. At December 31, 2005 options for 8,000 shares of common stock were available for issuance under the plan. Additional information with respect to stock option plan activity is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
September 30, 2005	3,474,500	$0.32
Grants	225,000	$0.35
Exercises	—	—
Cancellations	(207,500)	$0.59

December 31, 2005	3,492,000	$0.20

Outstanding options expire at various dates through November, 2015. The weighted-average exercise price of options which were exercisable at December 31, 2005 was $0.22. Options outstanding and options exercisable at December 31, 2005 are as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
Exercise	of	Contractual	of	Contractual
Prices	Shares	Life (in years)	Shares	Life (in years)
$0.15	877,000	5.9	827,000	6.5
$0.31	750,000	8.6	550,000	8.9
$0.35	905,000	9.7	830,000	9.9
$0.36	50,000	8.8	50,000	8.8
$0.40	890,000	9.8	990,000	9.3
$0.46	20,000	9.1	10,000	9.1

	3,492,000		3,057,000

NOTE K — DISCONTINUED OPERATIONS
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
The Company, as of December 31, 2004 adopted a plan to sell its interest in Stafford Springs. On February 10, 2005, the Company sold the limited liability companies (the “Stafford LLCs”) through which it held its general and limited partnership interests in Stafford Springs. The Stafford LLCs were sold to Lafayette Financial Services, LLC (“Lafayette”). Lafayette is owned by the Chairman of the Company’s board of directors and an unrelated party. The consideration for the sale was $17,000 in cash and an earn-out agreement through which the Company will receive 33% of the proceeds of future sales of the Summer Park Duplexes at Stafford Springs. The Company therefore no longer has any ownership interest in Stafford Springs.
Subsequently, Lafayette was successful in selling its membership interests in Stafford Springs. The Company is a beneficiary of 33% of the proceeds from a cash flow note, which Lafayette received in connection with the sale. The Company will also act as the collection agent for the note. The note in the amount of $666,000 is due at maturity with interest accruing at 5% per annum.
A summary of the loss from discontinued operations for November 8, 2004 through December 31, 2004 follows:

Sales	$174,684
Operating expenses	(294,234)
Minority interest	79,383

(40,167)
Equity in operating losses of Stafford Springs prior to consolidation	(28,603)

Loss from discontinued operations	$(68,770)

NOTE L — INCOME TAXES
Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets for which realization is dependent on future taxable income. During the three month period ended December 31, 2005, there was no income tax liability or expense due to the anticipated utilization of prior years’ net loss carryforwards.
NOTE M — RELATED PARTY TRANSACTIONS
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
During the three months ended December 31, 2005 and 2004, respectively, the Company paid BD Realty $73,038 and $53,250 in fees related to the development of Mallard Crossing and Westchester Lakes, as well as rent on the Houston Office which was leased from them.

In November 2005, the Company borrowed $135,437 from Five Wagon Bow Ranch, LLC, an entity whose majority ownership is by the Company’s Chairman of the Board, secured by a 40 acre parcel at the Company’s Wagon Bow Ranch. This note accrues interest at the rate of 8.00% per annum and is paid quarterly and is due in one year or on demand.
NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS
In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement 123” (“SFAS 123”). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (“prospective method”). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (“retroactive restatement method”) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (“modified prospective method”). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principals Board Option No. 25, “Accounting for Stock issued to Employees” and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new disclosure requirement of SFAS 148 in these financial statements.
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
Results of Operations
Comparison of the three months ended December 31, 2005 and 2004 (first quarter of fiscal 2006 and 2005, respectively)
Real estate sales. Real estate sales decreased $726,907 or 80.1% to $180,468 in the first quarter of fiscal 2006 from $907,375 in the first quarter of fiscal 2005. This decrease was primarily the result of decreased ranch land sales at the Company’s Wagon Bow Ranch and Willow Springs Ranch. There was also a decrease in residential lot sales of $210,977 primarily because of the completion of the Company’s Houston Coventry project. Condominiums sales increased $161,069 in the first three months of fiscal 2006 due to completed units that were not available in the first three months of fiscal 2005. The decrease in ranch land sales was primarily due to the revamping of the Company’s sales and marketing programs as well as a re-staffing of the Company’s sales force. We expect both the Glendale Springs Condominiums and Woodland Court Condominiums projects to be completed with sales of the remaining units of the two 40+ unit complexes by mid 2006. We expect sales to begin generating revenue in mid-2006 at Mallard Crossing and Westchester Lakes, two large residential developments in the Houston metro area. We also expect to begin generating revenue from Bellavista Townhomes and Stuart Villas at Jackson, two new townhome / condominium projects in the Houston metro area.
Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.
Cost of real estate sales. Cost of real estate sales decreased $212,710, or 50.7%, to $206,503 in the first quarter of fiscal 2006 from $419,213 in the first quarter of fiscal 2005. As a percentage of real estate sales, the cost of real estate sales increased to 114% in the first quarter of fiscal 2006 from 46.3% in the first quarter of fiscal 2005. This was primarily due to increased costs on our Woodland Court townhome project and decreased sales of ranch land and residential lots.
Gross profit from real estate sales. Gross margins for the first quarter of fiscal 2006 decreased to (14%) from 54% as compared to the first quarter of fiscal 2005 and were higher due to higher cost of sales as described above.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $90,114, or 19.3%, to $556,769 in the first quarter of fiscal 2006 from $466,655 in the first quarter of fiscal 2005. The increase was primarily due to increases in salaries related payroll taxes and employee benefits attributable to hiring additional project managers, sales, accounting and administrative staff.
Interest expense. Interest expense increased $45,746 or 57% to $126,008 in the first three months of fiscal 2006 from $80,262 in the first three months of fiscal 2005. The increase is due to the acquisition of a development loan for the Company’s Wagon Bow Ranch in the amount of $6,500,000 at fiscal year end 2005. Additionally, we did not incur new loans until late in the 2006 first quarter.
Interest income. Interest income increased $41,454 to $49,778 in the first three months of fiscal 2006 from $8,324 in the first three months of fiscal 2005 due to an increase in notes receivable of $1,106,952 to $1,516,755 in the first three months of fiscal 2006 from $409,803 in the first three months of fiscal 2005. The Company’s interest-earning cash balances also increased $2,406,795 from $680,244 to $3,087,039 from December 31, 2004 to 2005.
Other income (expense). Other income (expense) was $444,428 in the first quarter of fiscal 2006 compared to $39,001 in the first quarter of fiscal 2005. The increase was primarily to due the sale of the purchase rights to two subdivisions in Houston, Texas in settlement of a legal action initiated by the Company. In December, 2005, the Company received a cash down payment of $15,000 and a three-year note receivable of $500,000. The note receivable is fully secured by the real estate.
Minority interests. Minority interest at December 31, 2005 was $34,915 compared with a balance of ($809,967) at December 31, 2004. The change was due to the sale of the Company’s interest in the Stafford Springs HUD project.
Loss from discontinued operations. The change in loss from discontinued operation for fiscal first quarter 2006 compared with fiscal first quarter 2005 was due to the sale of the company’s interest in the Stafford Spring’s HUD project.
On February 10, 2005, we sold the limited liability companies (the “Stafford LLCs”) through which we held our general and limited partnership interests in Stafford Springs. From November 8, 2004 up to the sale on February 10, 2005 the assets and liabilities of Stafford Springs were reflected as held for sale in our balance sheet, and the operations of Stafford Springs are classified as discontinued operations in our statements of operations. The loss from discontinued operations was $68,770 for the first quarter of fiscal 2005, with no such losses in the corresponding period in fiscal 2006.
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
Net earnings (loss). The net loss was $214,606 in the first three months of fiscal 2006 compared to a net loss of $80,200 in the first three months of fiscal 2005, a increase of $134,406. This increase is primarily due to the decrease in net sales and the increase in operating expenses.
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
Analysis of cash flows. Cash flows for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 were as follows:
Cash flow activity for the three months ended December 31, 2005.
As of December 31 2005, we had cash and cash equivalents of $3,087,039, an increase of $2,406,795 from the December 31, 2004 balance. Cash flow used in operating activities was $4,605,279 for the fiscal three months ended December 31, 2005 compared to cash used in operating activities of $1,170,485 in the three months ended December 31, 2004, an increased use of $3,434,794. Significant factors contributing to our increased use of cash for operating activities in the fiscal first quarter 2006 as compared to the fiscal first quarter 2005 include:
•	A $500,000 increase in notes receivable received as legal settlement

•	An increase of $4,374,347 in expenditures for land and related development costs in the fiscal first quarter 2006 compared to the fiscal first quarter 2005.

•	A decease of $456,182 in fiscal first quarter 2006 accounts payable and other accrued liabilities.

•	An increase of $478,101 in the collection of notes receivable relating to prior years. This increase is primarily the result of the collection of significant amounts of unreleased funds held in escrow at fiscal year end 2005.

•	An increase of $498,305 in other assets.
Looking forward, we expect cash flow from operations to remain slow in the first half of fiscal of 2006, due primarily to low seasonal sales. Cash flow from operations is expected to increase considerably during the last half of the fiscal year from increased sales as a result of significant advertising and marketing initiatives commencing in the second quarter of the year.
Net cash used by investing activities was $224,597 in the three months ended December 31, 2005 compared to net cash of $38,449 provided in the three months ended December 31, 2004. Net collections of receivables from related entities decreased $8,306 in the three months ended December 31, 2005 compared to 2004. Purchase of notes receivable in foreclosure increase $179,915 during the first three months fiscal 2006 compared to the first three months 2005 because the Company purchased a note receivable with recourse during the period. Property and equipment purchases in the three months ended December 31, 2005 were $43,711 compared to $45,784 in the three months ended December 31, 2004. We anticipate a substantial increase in our purchases of property and equipment fiscal 2006, in contemplation of expansion of the development of the land held at Wagon Bow Ranch in Arizona. We plan to finance these purchases with the proceeds of a $6,500,000 loan obtained against the Wagon Bow property in September, 2005.
Net cash provided by financing activities was $2,438,233 in the three months ended December 31, 2005 compared to $213,488 in the three month ended December 31, 2004. During fiscal first quarter 2006, additional borrowings totaled $2,525,396 compared to $734,745 in fiscal first quarter 2005. The borrowings in fiscal first quarter 2006 consisted primarily of a $633,000 development loan for Houston Jackson, a townhome project in metro Houston and the further development of the Wagon Bow Ranch, as well as draws on development loans for our projects in Texas (Mallard Crossing and Westchester Lakes) and on construction loans for the development of our condominium projects in Glendale, Arizona, College Station, Texas and Houston, Texas. Payments on notes payable totaled $135,326 in the three months ended December 31, 2005 compared to $428,594 in the three months ended December 31, 2004.
Long-term debt. Our long-term debt includes notes payable of $15,579,344 and subordinated debt of $3,564,259. Other than two vehicle and equipment loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. We have included in notes payable $3,228,538 of acquisition and development loans used to purchase and develop two large parcels of land (480 acres and 200 acres) in the Houston metro area for two new subdivisions. Also we have included the $6,500,000 debt to finance our Wagon Bow Ranch in northern Arizona. In addition, we have included $1,628,490 and $553,792, respectively, for two condominium projects in College Station, TX and Houston, TX, as well as $1,189,990 and $716,915 for two condominium projects in the Phoenix metro area.
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
We hold $1,516,755 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 5% to 12.9% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances. Included in this total are loans of $24,936 and $179,915 on which the Company is in process of foreclosing.
Item 3. Controls and Procedures
Disclosure Controls and Procedures
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
As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period.
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
     Not Applicable.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable
Item 6. Exhibits

Exhibit
No.
31.1	Certification by Jay N. Torok pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Daniel J. Regan pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Jay N. Torok pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification by Daniel J. Regan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: February 14, 2006	By /s/ Jay N. Torok
Jay N. Torok
Chairman of the Board and Chief Executive Officer

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: February 14, 2006	By /s/ Daniel J. Regan
Daniel J. Regan
Vice President and Chief Financial Officer