Form 10QSB
period 2006-03-31
GREAT WESTERN LAND RECREATION INC
filed 2006-05-15
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Yes   ☑      No   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☐
The number of shares of the registrant’s Common Stock outstanding at May 10, 2006 was 21,642,888.

GREAT WESTERN LAND AND RECREATION, INC.
CONTENTS

PAGE
Part I Financial Information
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis	17
Item 3. Controls and Procedures	22
Part II Other Information
Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity, Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	21
EX – 31.1	25
EX – 31.2	23
EX – 32.1	27
EX – 32.2	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEET

March 31, 2006
(unaudited)
ASSETS
Cash and cash equivalents	$2,017,337
Notes and accounts receivable (net of allowance of $115,000)	2,335,232
Land held for development and sale	26,225,257
Receivable from related entities	34,351
Property and equipment (net of accumulated depreciation of $138,339)	373,009
Other	843,816

$31,829,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$21,673,397
Subordinated debt	3,614,814
Payable to related entities	942,853
Accounts payable and other accrued liabilities	1,454,377

Total liabilities	27,685,441

Minority interest	146,315

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 31,319 shares issued and outstanding; 20,000 additional shares issued, held by a subsidiary and reported as treasury shares; liquidation value — $2,419,200	2,244,431
Common stock, $0.001 par value; 45,000,000 shares authorized; 21,642,888 shares issued and outstanding	21,643
Additional paid-in capital	2,563,317
Accumulated other comprehensive loss	(733)
Accumulated deficit	(831,412)

Total stockholders’ equity	3,997,246

$31,829,002

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Real estate and real estate investment sales	$1,664,339	$1,524,641	$1,844,807	$2,432,016
Cost of real estate sales	734,146	415,631	940,648	834,844

Earnings from sales of real estate and real estate investments	930,193	1,109,010	904,159	1,597,172

Selling, general and administrative expenses	729,348	500,554	1,286,117	967,209
Loss on impairment of long-lived assets	414,566	—	414,566	—

Earnings (losses) from operations	(213,721)	608,456	(796,524)	629,963

Other income (expense)
Interest expense	(116,090)	(93,908)	(242,098)	(174,170)
Interest income	42,202	8,985	91,981	17,309
Other income (expense)	7,475	20,213	451,901	59,214

Total other income (expense)	(66,413)	(64,710)	301,784	(97,647)

Income (loss) from continuing operations	(280,134)	543,746	(494,740)	532,316

Loss from discontinued operation	—	(15,441)	—	(84,211)

Net income (loss)	(280,134)	528,305	(494,740)	448,105

Less: preferred stock dividends applicable to the period	(15,332)	(25,036)	(30,664)	(41,466)

Net income (loss) available for common stock	$(295,466)	$503,269	$(525,404)	$406,639

Net income (loss) per common and common equivalent share:
Basic:
Continuing operations	$(0.01)	$0.02	$(0.02)	$0.02
Discontinued operation	—	—	—	—

Total	$(0.01)	$0.02	$(0.02)	$0.02

Diluted:
Continuing operations	$—	$0.02	$—	$0.02
Discontinued operation	—	—	—	—

Total	$—	$0.02	$—	$0.02

Weighted average common and common equivalent shares outstanding:
Basic	21,431,906	21,184,862	21,065,729	21,141,548

Diluted	21,431,906	25,193,012	21,065,729	23,904,095

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(unaudited)

						Accumulated
						Other
					Additional	compre-		Compre-
	Preferred Stock		Common Stock		paid-in	hensive	Accumulated	hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	income (loss)
Balance, September 30, 2005	31,319	$2,200,304	21,315,973	$21,315	$2,558,720	$(733)	$(275,676)	$—

Amortization of discount on preferred stock	—	44,127	—	—	(44,127)	—	—	—

Preferred Stock Dividends	—	—	—	—	—	—	(60,996)	—

Exercise of stock options	—	—	327,000	327	48,724	—	—	—

Rounding of fractional shares on reissuance	—	—	(85)	1	—	—	—	—

Net loss	—	—	—	—	—	—	(494,740)	(494,740)

Comprehensive loss for the six months ended March 31, 2006						—		$(494,740)

Balance, March 31, 2006	31,319	$2,244,431	21,642,888	$21,643	$2,563,317	$(733)	$(831,412)

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended March 31,
	2006	2005
Cash flows provided by (used in) operating activities
Net earnings (loss)	$(494,740)	$448,105
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,612	34,559
Note receivable received as legal settlement	(500,000)	—
Discount on note receivable	20,000	—
Loss from discontinued operations	—	84,211
Other non-cash expenses	—	23,793
Interest included in debt	482,702	116,365
Collection of notes receivable relating to prior years’ sales	477,974	50,708
Uncollected notes receivable from current year sales	(331,448)	(175,013)
Uncollected noted from related parties from current year sales	(350,000)	—
Loss on impairment of long-lived assets	(414,566)	—
Minority interests in consolidated subsidiaries	111,400	—
Changes in operating assets and liabilities:
(Increase) Land held for development and sale	(11,041,844)	(2,083,135)
(Increase) Decrease Other assets	222,815	(218,378)
Increase (decrease) Accounts payable and other accrued liabilities	597,437	(366,015)

Net cash used in operating activities	(11,160,658)	(2,084,800)

Cash flows provided by (used in) investing activities
Purchase of note receivable in foreclosure	(179,915)	—
Collection of (increase in ) receivable from related entities	(1,346)	6,960
Purchases of property and equipment	(208,851)	(52,176)

Net cash provided by (used) in investing activities	(390,112)	(45,216)

Cash flows from financing activities
Issuance of notes payable	8,843,391	1,890,510
Payments on notes payable	(739,959)	(952,209)
Principal payment on notes of discontinued operations	—	(9,262)
Issuance of notes payable to related entities	135,437	—
Issuance (payments) of notes payable to related entities	(130,000)	(72,151)
Proceeds from stock options exercised	49,052	15,000
Preferred Stock dividends paid	(60,996)	—
Payments on subordinated debt	(7,500)	—

Net cash provided by financing activities	8,089,425	871,888

Net decrease in cash and cash equivalents	(3,461,345)	(1,258,128)
Cash and cash equivalents at beginning of period	5,478,682	1,675,690

Cash and cash equivalents at end of period	$2,017.337	$417,562

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$116,090	$60,740
Noncash investing and financing activities
Accrued interest capitalized included in debt	293,410	73,904
Preferred stock issued in exchange for land		411,544
Subordinated debt issued in exchange for land		150,000
Sale of investment in # 22 Stafford Springs in exchange for a note receivable	—	289,500
The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A — BACKGROUND AND BASIS OF PRESENTATION
The accompanying consolidated financial statements as of March 31, 2006 and 2005 and for the three months and six months ended March 31, 2006 and 2005 include the accounts of Great Western Land and Recreation, Inc. and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method unless the Company is deemed to control the entity. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material inter-company accounts and transactions have been eliminated.
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
The accompanying unaudited financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such financial information should be read in conjunction with the consolidated financial statements and related notes as of September 30, 2005 included in Form 10-KSB filed with the SEC on December 29, 2005. Certain items have been reclassified to conform to current classification in the Consolidated Statements of Operations.
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
NOTE B — NOTES RECEIVABLE
Effective December 31, 2005, the Company negotiated a legal settlement for which it received a cash down payment of $15,000 and a non-interest bearing note receivable of $500,000 due no later than December 31, 2008. A discount of $20,000 is included in Notes and accounts receivable based on an imputed interest rate of 9.9%. The note is secured by a deed of trust. Payments are to be received as units in the underlying collateral are sold. Also during the three months ended March 31, 2006 the company issued new notes from sales at the Company’s Wagon Bow Ranch in the amount of $761,005. These note have terms ranging from 2 to 20 years and interest rates from 6.0% to 9.9%. Of the $761,005 issued $350,000 was issued to a related party and is discussed further in Note P.
NOTE C — LAND HELD FOR DEVELOPMENT AND SALE
During the quarter ended March 31, 2006, the Company purchased approximately $352,148 of additional property for its Wagon Bow Ranch project. The purchases were financed with proceeds of a $6,500,000 development loan received in the prior year. Also during the quarter the Company purchased 30 acres in Maricopa, Arizona for $1,440,000 and financed $1,230,000 of the purchase price at 13.5% interest per year.
NOTE D — RELATED ENTITIES
Related entity receivables/payables are as follows at March 31, 2006:

Receivable from related entities:
Minority investor in Houston Warren Ranch Partners, LLC (2)	$20,375
Other	13,976

$34,351

Payable to related entities:
Minority investors in Glendale Condominiums, LLC (1)	$753,176
Minority investors in Villa Maria, LLC (3)	184,240
Other	5,437

$942,853

A portion of subordinated debt is also due to a related entity. See Note H for further discussion.

(1)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land costs and preliminary development costs for this project total $4,907,320 at March 31, 2006 and are included in land held for development and sale.

(2)	The Company has a total interest of 70% in Houston Warren Ranch Partners, LLC (“Warren Ranch”) which is derived from its 55% direct ownership in Warren Ranch as well as a 15% indirect interest from its one third ownership in Jessica Star Partners, LLC. Jessica Star Partners, LLC owns 45% of Warren Ranch and consists of the following members owning a one third interest in the company: Great Western Land & Recreation, Inc., the Chairman of Great Western’s Board of Directors and the principal of BD Realty. The note receivable from Jessica Star Partners, LLC bears interest at 10%, with principal and interest due on September 23, 2006.

(3)	The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.
NOTE E — NOTES PAYABLE
During the three months ended March 31, 2006 the company incurred additional debt in conjunction with the purchase of 30 acres of land in Maricopa, Arizona for $1,440,000. The purchase was partially financed through a twenty-four month note for $846,000 with interest at 13.5% payable monthly, and an interest-free note for $384,000 due March 31, 2006, for which the Company is currently negotiating an extension.
The construction credit line for the Bella Vista Townhome project due March 31, 2006 was increased $435,675 and the quarterly principle payments were extended to begin September 30 2006. The notes on the Westchester Lakes and F&B projects were also extended to March 31, 2007 and April 1, 2007 respectively. The Company also authorized the lender on the Glendale Springs Condominium project to extend the notes until September 30, 2006. The notes were scheduled to mature on May 22, 2006 and July 22, 2006.
Effective April 6, 2006, the Company renewed notes totaling $6,300,000 for the development of the Mallard Crossing project. The notes are payable in 24 months (extendable to 48 months for the payment of additional fees) and bear interest at 1.75% over prime (7.75% at March 31, 2006). The agreements also require the Company to maintain $500,000 in a cash depository account and to maintain liquidity of $1,500,000 in cash or equivalents.
NOTE F — STOCK BASED COMPENSATION
     The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six month periods ended March 31, 2006 and 2005.

	Three months		Six months
	ended		ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss) as reported	$(280,134)	$528,305	$(494,740)	$448,105
Total stock-based employee compensation adjustment determined under fair value based method (1)	(8,056)	(16,064)	(20,804)	(32,072)

Pro forma net loss	$(288,190)	$512,241	$(515,544)	$416,033

Loss per share:
Basic and diluted — as reported	$(0.01)	$0.02	$(0.02)	$0.02

Basic and diluted — pro forma	$(0.01)	$0.02	$(0.02)	$0.02

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no dividends. The expected option life is based on all options being exercised just prior to expiration.
NOTE G — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) less preferred stock dividends applicable to the period by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is similar to basic earnings income (loss) per share except that the weighted average of common shares outstanding is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares, such as options and convertible preferred stock, had been exercised. Diluted per common share amounts are not applicable for loss periods. For the quarter ended March 31, 2006, preferred stock convertible into 2,269,878 common shares and stock options exercisable for 1,254,038 common shares have been excluded from the diluted earnings per share because inclusion of such would have been anti-dilutive. For the six months ended March 31, 2006, preferred stock convertible into 3,271,333 common shares and stock options exercisable for 981,957 common shares have been excluded from the diluted earnings per share because inclusion of such would have been anti-dilutive.
NOTE H — INVESTMENT IN UNCONSOLIDATED COMPANY
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
On February 14, 2005 the sale of Laguna at Arrowhead Ranch Apartments closed. The Company received cash proceeds of $878,148 and recorded a gain for that amount. According to the management company for Laguna at Arrowhead Ranch Apartments, this sum represented approximately 98% of the expected total distribution from the sale. For the quarter ended June 30, 2005, the Company received additional net cash proceeds of $25,337.
NOTE I — SUBORDINATED DEBT
The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc Investments, LC. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. Also included in subordinated debt is a note payable related to the purchase of land in Houston, Texas for the Bellevista Townhome project. The note bears interest at 5.0% and is subordinate to other loans on this property. Principal on the note is due on April 1, 2009, with interest payments due quarterly. The balance due on this note, including accrued interest, is $52,000 at March 31, 2006. The total advances and accrued interest due are $3,614,814 and at March 31, 2006.

NOTE J — COMMITMENTS AND CONTINGENCIES
The Company has sold notes receivable with repayment terms of up to 20 years, with recourse upon nonpayment by the debtor, of $0.00 and $215,167 during the six months ended March 31, 2006 and 2005, respectively. The remaining balances due, with recourse, of all notes sold are $1,620,049 as of March 31, 2006.
Fifteen percent of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance is $222,187 at March 31, 2006 and is included in other assets, net of an allowance established for recourse chargeback of $14,271. If the Company incurs a chargeback, ownership of the original land sold will revert to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the six months ended March 31, 2006, the Company received a chargeback of $179,915, and reacquired the underlying note for the same amount. The Company intends to foreclose on the collateral, and does not expect to incur a loss on this chargeback.
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
NOTE K — PREFERRED STOCK
The Company has authorized six series of preferred stock: Series A Cumulative Convertible Preferred Stock (“Series A Preferred”), Series B Cumulative Convertible Preferred Stock (“Series B Preferred”) Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) Series D Cumulative Convertible Preferred Stock (“Series D Preferred”) Series E Cumulative Convertible Preferred Stock (“Series E Preferred”) and Series F Cumulative Convertible Preferred Stock (“Series F Preferred”). As of March 31, 2006, there are 14,380 shares of Series A Preferred, 8,200 shares of Series C Preferred, 2,454 shares of Series D Preferred, 2,035 shares of Series E Preferred, and 4,250 shares of Series F Preferred issued and outstanding. As of March 31, 2006, 20,000 shares of Series B Preferred have been issued and are held by a subsidiary of the Company.
Series A Preferred Stock
Effective June 28, 2002, the Company issued 14,380 shares of Series A Preferred with a liquidation value of $719,000 to Amortibanc Investments, L.C., the major shareholder of the Company. The Series A Preferred is senior to the Series B Preferred and to the Series C Preferred, and is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion. Effective as of May 4, 2006, the Company and Amortibanc Investments, L.C. entered into a Series A Preferred Stock Shareholders’ Agreement to correct the inadvertent omission of a floor and ceiling on the conversion price of the stock. The Agreement sets a floor of $0.15 and a ceiling of $1.50 per share on the conversion price. Additionally, the Agreement limits the amount of unpaid dividends that can be applied to the conversion to a total of the last four semi-annual dividends that can be associated with the converted shares. The stock is redeemable by the Company at any time after one year from the date of issuance. The Series A Preferred has a cumulative dividend, payable semi-annually at the following rates:

First year from the date of issuance	0% per annum
Second year from the date of issuance	2% per annum
Third year from the date of issuance	4% per annum
Fourth year from the date of issuance	5% per annum
Fifth year from the date of issuance	6% per annum
Thereafter	7% per annum
As the Series A Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $114,071, which is being amortized to additional paid in capital over the period of increasing dividend rates of the stock. The balance of the Series A Preferred (net of unamortized discount) was $712,052 at March 31, 2006. At March 31, 2006, dividends payable totaled $8,988, or $1.60 per share.
Series B Preferred Stock
Effective June 1, 2004, the Company issued 20,000 shares of Series B Preferred with a liquidation value of $1,000,000 to Houston Warren Ranch Partners, LLC, a majority-owned subsidiary of the Company. The Series B Preferred was then pledged by Houston Warren Ranch Partners, LLC as collateral on a loan. The loan was renewed as of April 6, 2006. The new loan eliminated the requirement to pledge the Series B Preferred as collateral on the loan, and accordingly, the Series B Preferred Stock was cancelled. The Series B Preferred ranks junior to the Series A Preferred, but is senior to the Series C Preferred, and is not redeemable at a fixed or determinable price or on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at a price equal to the average market price of the Company’s common stock for the thirty business days immediately preceding the conversion, and is redeemable by the Company at any time after one year from the date of issuance. The Series B Preferred has a cumulative dividend, payable semi-annually at the following rates:

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

First year from the date of issuance	$ 1.00 per share of common stock
Second through fourth years from the date of issuance	$ 2.00 per share of common stock
Thereafter	$ 3.50 per share of common stock
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
As the Series C Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $141,419, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series C Preferred was $759,749 on March 31, 2006. At March 31, 2006, dividends payable totaled $4,100 or $0.50 per share.
Series D Preferred Stock
Effective March 31, 2005, the Company issued 2,454 shares of Series D Preferred with a stated value of $245,400. The shares and cash of $253,641were issued in exchange for land with a fair market value of $481,200. The Series D Preferred ranks junior to the Series A Preferred, Series B Preferred and to the Series C Preferred and ranks at parity with the Series E Preferred and the Series F Preferred. The Series D Preferred is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at $0.98 per share.

The Series D Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates:
Year from the date of issuance:

First	$ 2.00 per annum
Second	$ 3.00 per annum
Third	$ 3.50 per annum
Fourth	$ 4.00 per annum
Fifth	$ 4.50 per annum
Thereafter	$ 5.00 per annum
As the Series D Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $17,841, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series D Preferred was $234,563 at March 31, 2006. At March 31, 2006 dividends payable totaled $1,227 or $0.50 per share.
Series E Preferred Stock
Effective March 31, 2005, the Company issued 2,035 shares of Series E Preferred with a liquidation value of $203,500. The shares and cash of $215,609 were issued in exchange for land with a fair market value of $399,594. The Series E Preferred ranks junior to the Series A Preferred, the Series B Preferred, the Series C Preferred and is at parity with the Series D Preferred and the Series F Preferred. The Series E Preferred is not redeemable at a fixed or determinable price on a fixed or determinable date or upon the occurrence of any event that is not solely within the Company’s control. It is convertible by the holder at any time into shares of the Company’s common stock at $0.98 per share.
The Series E Preferred is redeemable by the Company at any time after five years from the date of issuance. It has a cumulative dividend, payable semi-annually at the following rates:
Year from the date of issuance:

First	$ 1.00 per annum
Second	$ 2.00 per annum
Third	$ 3.00 per annum
Fourth	$ 4.00 per annum
Fifth	$ 4.50 per annum
Thereafter	$ 5.00 per annum
As the Series E Preferred has an increasing dividend rate, it was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. This resulted in a discount of $19,515, which is being amortized to additional paid-in capital over the period of increasing dividend rate of the stock. The balance of the Series E Preferred was $190,737 at March 31, 2006. At March 31, 2006 dividends payable totaled $1,018 or $0.50 per share.
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

The Series F Preferred shall accumulate dividends, payable semi-annually on the last day of June and December of each year subsequent to the date of issuance at the following rates:
Year from the date of issuance:

First	$ 0.00 per annum
Second	$ 1.00 per annum
Third	$ 2.00 per annum
Fourth	$ 3.00 per annum
Fifth	$ 4.00 per annum
Thereafter	$ 4.50 per annum
As the Series F Preferred has an increasing dividend rate, it will initially be recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividend yields and comparing it to the actual dividend rate of the stock. The balance of the Series F Preferred was $347,330 at March 31, 2006. There were no dividends payable at March 31, 2006.
NOTE L — STOCK OPTION PLAN
The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees who have been with the Company for over five years vest immediately. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in the six months ended March 31, 2006 were at exercise prices which approximated the fair market value of the Company’s common stock at the date of grant. Prior to the time a public market existed for the Company’s common stock, fair market value was determined by the Board of Directors. Thereafter, fair value was determined by the most recent closing price for the Company’s common shares on the over-the-counter bulletin board on the date of grant. At March 31, 2006 options for 260,000 shares of common stock were available for issuance under the plan. Additional information with respect to stock option plan activity is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
September 30, 2005	3,474,500	$0.32
Grants	600,000	$0.36
Exercises	(327,000)	$0.15
Cancellations	(407,500)	$0.50

March 31, 2006	3,340,000	$0.18

Outstanding options expire at various dates through February, 2016. The weighted-average exercise price of options which were exercisable at March 31, 2006 was $0.18. Options outstanding and options exercisable at March 31, 2006 are as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
Exercise	of	Contractual	of	Contractual
Prices	Shares	Life (in years)	Shares	Life (in years)
$0.15	550,000	5.5	500,000	6.0
$0.31	750,000	8.4	550,000	8.4
$0.35	1,080,000	9.5	705,000	9.4
$0.36	50,000	8.6	50,000	8.6
$0.38	200,000	9.9	—	—
$0.40	690,000	9.8	740,000	9.1
$0.46	20,000	8.8	10,000	8.8

	3,340,000		2,555,000

NOTE M – LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS
The Company had previously experienced delays and cost increases at its Glendale Springs and Woodland Court projects, and accordingly implemented corrective actions. However, as a result of unforeseen additional delays and cost increases primarily caused by recent natural disasters, coupled with the slowing in the housing market, we have determined that it is unlikely that we will be able to recoup these increased costs through higher selling prices, and that the impact on the carrying value of these projects exceeded the fair value of the projects by $414,566. Therefore, the carrying value of these projects was reduced by that amount as of March 31, 2006
NOTE N – DISCONTINUED OPERATIONS
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
A summary of the loss from discontinued operations is as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Sales	$—	$128,165	$—	$302,849
Operating expenses	—	(175,442)	—	(469,676)
Minority interest	—	31,836	—	111,219

	—	(15,441)	—	(55,608)
Equity in operating losses of Stafford Springs prior to consolidation	—	—	—	(28,603)

Loss from discontinued operations	$—	$(15,441)	$—	$(84,211)

NOTE O — INCOME TAXES
Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets for which realization is dependent on future taxable income. During the three and six month periods ended March 31, 2006, there was no income tax liability or expense due to losses incurred for the period.
NOTE P – RELATED PARTY TRANSACTIONS
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
The Company paid BD Realty fees related to the development of Mallard Crossing and Westchester Lakes, as well as rent on the Houston Office which was leased from them as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Fees and rent	$3,686	$1,643	$76,047	$54,893

In November 2005, the Company borrowed $135,437 from Five Wagon Bow Ranch, LLC, an entity whose majority ownership is by the Company’s Chairman of the Board, secured by a 40 acre parcel at the Company’s Wagon Bow Ranch. This note accrues interest at the rate of 8.00% per annum, is paid quarterly and is due in one year or on demand. On March 30, 2006 Five Wagon Bow Ranch, LLC purchased a parcel of land from the Company located at the Company’s Wagon Bow Ranch for $480,000 and used $130,000 of the above said note as a down payment and financed the remaining $350,000 balance through the Company. The note term is 11 years, with 6.0% interest paid quarterly. No principle or interest payments are due on the note for the first year, and if the note is paid off during the first twelve months no accrued interest will be charged to the buyer.
NOTE Q – RECENT ACCOUNTING PRONOUNCEMENTS
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
Overview
Great Western Land and Recreation, Inc. (“we” or “the Company”) is incorporated in the state of Nevada. We acquire, develop, market, sell and finance residential and recreational property in the southwestern United States, with over 10,000 acres in various stages of development. Our properties are located in Arizona, Texas and New Mexico and consist of a variety of lifestyle choices including townhomes and condominiums for first-time homebuyers, vacant lots for commercial homebuilders and ranch lots for those seeking recreational and investment properties. Over the years, we have developed a number of subdivision projects in the Houston area, with additional subdivision projects currently in various stages of development. Subdivided residential lots are marketed principally to builders seeking to build homes in quality residential settings in the low- to mid-price range. Our ranch properties are marketed to purchasers seeking a long-term investment in up-scale vacant ranch land. In addition, we engage in ranching and agricultural activities on some of our properties until the properties are either developed or sold. These activities have included the planting of tree farms, and the leasing of ranch property for cattle grazing. As an additional marketing incentive to customers for our recreational land, we offer financing on individual purchases of ranch lots. The majority of these loans are then sold to third parties.
Results of Operations
Comparison of the three months ended March 31, 2006 and 2005 (second quarter of fiscal 2006 and 2005, respectively)
Sales of real estate and real estate investments. Overall, sales of real estate and real estate investments increased $139,698 or 9% to $1,664,339 in the second quarter of fiscal 2006 from $1,524,641 in the second quarter of fiscal 2005. The increase is composed of an increase of $1,017,846 in real estate sales offset by a decrease in real estate investments sales of $878,148 from the one-time sale of Laguna at Arrowhead Ranch, an apartment complex in Phoenix, Arizona. The increase in real estate sales was primarily the result of increased ranch land sales at the Company’s Wagon Bow Ranch. There was also an increase in condominium sales of $601,689 primarily because of the completion and closings of units at the Company’s Woodland Court project. The increase in ranch land sales was primarily due to the revamping of the Company’s sales and marketing programs as well as a re-staffing of the Company’s sales force. We expect both the Glendale Springs Condominiums and Woodland Court Condominiums projects to be completed with sales of the remaining units of the two 40+ unit complexes by mid 2006. We expect sales to begin generating revenue in late-2006 at Mallard Crossing a large residential development in the Houston metro area. We also expect to begin generating revenue from Bella Vista Townhomes and Stuart Villas at Jackson, two new townhome / condominium projects in the Houston metro area. Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.
Cost of real estate sales. Cost of real estate sales increased $318,514, or 76.6%, to $734,145 in the second quarter of fiscal 2006 from $415,631 in the second quarter of fiscal 2005. As a percentage of real estate sales, the cost of real estate sales increased to 44.1% in the second quarter of fiscal 2006 from 27.2% in the second quarter of fiscal 2005. This was primarily due to decreased profit margins on the Woodland Court sales and the sale of the Laguna (as mentioned above), whose cost basis was written off in years prior to 2005.
Earnings from sales of real estate and real estate investments. Gross margins for the second quarter of fiscal 2006 decreased to 55.9% from 72.7% for the second quarter of fiscal 2005. This decrease was primarily the result of the Laguna sale discussed above offset by increase sales prices at the Company’s Wagon Bow Ranch.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $228,794, or 45.7%, to $729,348 in the second quarter of fiscal 2006 from $500,554 in the second quarter of fiscal 2005. The increase was primarily due to increases in salaries and related payroll taxes and employee benefits attributable to hiring additional project managers, sales, accounting and administrative staff.
Loss on impairment of long-lived assets We have experienced various delays and substantial price increases during the development of Glendale Springs Condominiums in Glendale, AZ and Woodland Court Condominiums in College Station, TX. The delays at Glendale Springs were principally the result of changes required by the City of Glendale after the commencement of construction on the project. Woodland Court delays were primarily caused by problems obtaining permits for vertical construction, unforeseen weather delays, and a lack of sales which prevented timely construction starts. Construction on both of these projects is expected to be completed during the next six months and we anticipate no further delays or cost increases.

Because of these cost issues we have examined the carrying value of Glendale Springs and Woodland Court on our books compared to their fair market value. As a result of this examination, we have concluded, in accordance with the applicable accounting literature, that the carrying value of these projects exceeds their fair value by $106,341 for Glendale Springs and $308,225 for Woodland Court. Therefore, we have written down the value of Glendale Springs and Woodland Court by those amounts.
Interest expense. Interest expense increased $22,182 or 23.6% to $116,090 in the second quarter of fiscal 2006 from $93,908 in the second quarter of fiscal 2005. The increase is due to a higher notes payable balance at March 31, 2006 where interest cannot be capitalized among ongoing projects.
Interest income. Interest income increased $33,217 to $42,202 in the second quarter of fiscal 2006 from $8,985 in the second quarter of fiscal 2005 due to an increase in notes receivable of $1,548,908 to $2,274,056 in the second quarter of fiscal 2006 from $725,148 in the second quarter of fiscal 2005. The Company’s interest-earning cash balances also increased $1,393,728 from $160,973 to $1,554,701 from March 31, 2005 to 2006.
Other income(expense). Other income(expense) was $7,465 in the second quarter of fiscal 2006 compared to $20,213 in the second quarter of fiscal 2005.
Minority interests. Minority interests at March 31, 2006 was $146,315 compared with a balance of $34,503 at March 31, 2005. The increase was due to the Company selling 40% of its interest in Red Mountain Development, a 640 acre parcel of land located at the Company’s Wagon Bow Ranch. The interest was sold to outside parties as well as to members of the Company’s Board of Directors.
Loss from discontinued operations. The loss from discontinued operations of $15,441 for the second quarter of fiscal 2005 was due to the sale of the company’s interest in the Stafford Spring’s HUD project.
On February 10, 2005, we sold the limited liability companies (the “Stafford LLCs”) through which we held our general and limited partnership interests in Stafford Springs. From November 8, 2004 up to the sale on February 10, 2005 the assets and liabilities of Stafford Springs were reflected as held for sale in our balance sheet, and the operations of Stafford Springs are classified as discontinued operations in our statements of operations. The loss from discontinued operations was $15,441 for the second quarter of fiscal 2005, with no such losses in the corresponding period in fiscal 2006.
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
Net earnings (loss). The net loss was $280,134 in the second quarter of fiscal 2006 compared to a net income of $528,305 in the second quarter of fiscal 2005, a decrease of $808,439. The decrease was primarily the result of the loss on impairment of long-lived assets as discussed above and increased operating expenses.
Comparison of the six months ended March 31, 2006 and 2005
Sales of real estate and real estate investments. Real estate sales decreased $587,209 or 24.1% to $1,844,807 in the first six months of fiscal 2006 from $2,432,016 in the first six months of fiscal 2005. This decrease was primarily the result of increased ranch land sales and condominium sales at Woodland Court offset by the sale of the Laguna investment as previously discussed. We expect both Glendale Springs and Woodland Court Condominium projects to be completed with sales of the remaining units of the two 40+ unit complexes by late 2006. The increase in residential lot sales was a result of increased sales of lots at our Wagon Bow Ranch. We expect to begin generating revenue in mid-2006 at Mallard Crossing, a large residential development in the Houston metro area. We also expect revenue from Bella Vista Townhomes and Stuart Villas at Jackson, two new projects in the Houston metro area.
Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.
Cost of real estate sales. Cost of real estate sales increased $105,804, or 12.7%, to $940,648 in the first six months of fiscal 2006 from $834,844 in the first six months of fiscal 2005. As a percentage of real estate sales, the cost of real estate sales increased to 51.0% in the first six months of fiscal 2006 from 34.3% in the first six months of fiscal 2005. This was primarily due to the general increase in the selling price of real estate, offset by the increased costs in the cost of land and lot sales and the sale of the Laguna investment discussed above.

Earnings from sales of real estate and real estate investments. Gross margins for the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 were lower due to losses incurred on the sales at the Company’s Glendale Springs and Woodland Court locations. The losses are attributable in part to “loss leader” sales, escalating construction costs without corresponding increases in our initial sales prices, and numerous construction delays. The construction of the remaining buildings at these two projects is being managed by Company project managers, rather than by outside general contractors as has been the case in the past. The Company believes that this will assist to prevent future losses from occurring. Also, the sales prices for the remaining units will be thoroughly reviewed and increased in order to reflect the significant increases in construction costs that are occurring in the Phoenix and Houston metro areas.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $318,908, or 33.0%, to $1,286,117 in the first six months of fiscal 2006 from $967,209 in the first six months of fiscal 2005. The increase was primarily due to increases in salaries and related payroll taxes and employee benefits attributable to hiring additional project managers, and administrative staff.
Loss on impairment of long-lived assets We have experienced various delays and substantial price increases during the development of Glendale Springs Condominiums in Glendale, AZ and Woodland Court Condominiums in College Station, TX. The delays at Glendale Springs were principally the result of changes required by the City of Glendale after the commencement of construction on the project. Woodland Court delays were primarily caused by problems obtaining permits for vertical construction, unforeseen weather delays, and a lack of sales preventing timely construction starts. Construction on both of these projects are expected to be completed during the next six months and we anticipate no further delays or cost increases.
Because of these cost issues we have examined the carrying value of Glendale Springs and Woodland Court on our books compared to their fair market value. As a result of this examination, we have concluded, in accordance with the applicable accounting literature, that the carrying value of these projects exceeds their fair value by $106,341 for Glendale Springs and $308,225 for Woodland Court. Therefore, we have written down the value of Glendale Springs and Woodland Court by those amounts as of March 31, 2006
Interest expense. Interest expense increased $67,928 to $242,098 in the first six months of fiscal 2006 from $174,170 in the first six months of fiscal 2005. The increase is due to a higher notes payable balance at March 31, 2006 where interest cannot be capitalized among ongoing projects.
Interest income. Interest income increased $74,672 to $91,981 in the first six months of fiscal 2006 from $17,309 in the first six months of fiscal 2005 due to higher outstanding balances on notes receivable. The Company’s interest-earning cash balances also increased $1,393,728 from $160,973 to $1,393,728 from March 31, 2005 to 2006.
Other income(expense). Other income(expense) was $451,901 in the first six months of fiscal 2006 compared to $59,214 in the first six months of fiscal 2005. The increase in other income was primarily due to the sale of the purchase rights to two subdivisions in Houston, TX in settlement of a legal action initiated by the Company. In December 2005, the Company received a cash down payment of $15,000 and a three-year note receivable of $500,000. The note receivable is fully secured by the real estate.
Minority interests. Minority interests for the first six months of fiscal 2006 was $146,315 compared with a balance of 34,503 for the first six months of fiscal 2005. The increase was due to the Company selling 40% of its interest in Red Mountain Development, a 640 acre parcel of land located at the Company’s Wagon Bow Ranch. The interest was sold to outside parties as well as to members of the Company’s Board of Directors.
Loss from discontinued operations. We were notified by HUD, effective November 8, 2004, that we had been approved as the general partner of Stafford Springs. We were therefore deemed to control Stafford Springs and had thereafter consolidated Stafford Springs in our financial statements since November 8, 2004.
On February 10, 2005, we sold the limited liability companies (the “Stafford LLCs”) through which we held our general and limited partnership interests in Stafford Springs. From November 8, 2004 up to the sale on February 10, 2005 the assets and liabilities of Stafford Springs were reflected as held for sale in our balance sheet, and the operations of Stafford Springs are classified as discontinued operations in our statements of operations. The loss from discontinued operations was $84,211 for the first six months of fiscal 2005, with no such losses in the corresponding period in 2006.
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

Liquidity and Capital Resources
In this section we discuss:
•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the first six months of fiscal year 2006; and

•	our commitments and contractual obligations.
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
Analysis of cash flows. Cash flows for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 were as follows:
Cash flow activity for the six months ended March 31, 2006.
As of March 31, 2006, we had cash and cash equivalents of $2,017,337, a decrease of $3,461,345 from the September 30, 2005 balance. The decrease in cash and cash equivalents was primarily the result the purchase of land at the Company’s Wagon Bow Ranch and the 30 acres in Maricopa, Arizona, the interest payments on the note payable for Wagon Bow Ranch and increased operating and overhead expenses. Cash flow used in operating activities was $11,160,658 for the fiscal six months ended March 31, 2006 compared to cash used in operating activities of $2,084,800 in the six months ended March 31, 2005, an increased use of $9,075,858. Significant factors contributing to our increased use of cash for operating activities in the first six months of fiscal 2006 as compared to the same period in fiscal 2005 include:
•	An increase of $8,958,709 in expenditures for land and related development costs in the fiscal first quarter 2006 compared to the fiscal first quarter 2005.

•	A increase of $972,714 in the first six months of fiscal 2006 accounts payable and other accrued liabilities.

•	An decrease of $441,193 in other assets.
Looking forward, cash flow from operations is expected to increase considerably during the last half of the fiscal year from increased sales as a result of significant advertising and marketing initiatives commencing in the second quarter of the year, coupled with closings at our Glendale, AZ and College Station, TX developments.
Net cash used by investing activities was $390,112 in the six months ended March 31, 2006 compared to $45,216 used in the six months ended March 31, 2005. Net collections of receivables from related entities decreased $8,306 in the six months ended March

31, 2006 compared to 2005. Purchase of notes receivable in foreclosure increased $179,915 during the first six months of fiscal 2006 compared to the first six months of fiscal 2005 because the Company purchased a note receivable with recourse during the period. Property and equipment purchases in the six months ended March 31, 2006 were $208,851 compared to $52,176 in the six months ended March 31, 2005. We anticipate a substantial increase in our purchases of property and equipment throughout fiscal 2006, in contemplation of expansion of the development of the land held at Wagon Bow Ranch in Arizona. We plan to finance these purchases with the proceeds of a $6,500,000 loan obtained against the Wagon Bow property in September, 2005.
Net cash provided by financing activities was $8,089,425 in the six months ended March 31, 2006 compared to $871,888 in the six months ended March 31, 2005. During the first six months of fiscal 2006, additional borrowings totaled $8,843,391 compared to $1,890,510 in the first six months of fiscal 2005. The borrowings in fiscal 2006 consisted primarily of a $633,000 development loan for Houston Jackson, a townhome project in metro Houston and the further development of the Wagon Bow Ranch, as well as draws on development loans for our projects in Texas (Mallard Crossing and Westchester Lakes) and on construction loans for the development of our condominium projects in Glendale, Arizona, College Station, Texas and Houston, Texas. Payments on notes payable totaled $739,959 in the six months ended March 31, 2006 compared to $952,209 in the six months ended March 31, 2005.
Long-term debt. Our long-term debt includes notes payable of $21,673,397 and subordinated debt of $3,614,814. Other than eight vehicle and equipment loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. We have included in notes payable $5,357,071 of acquisition and development loans used to purchase and develop two large parcels of land (480 acres and 200 acres) in the Houston metro area for two new subdivisions. We have also included the $6,500,000 debt to finance our Wagon Bow Ranch in northern Arizona. In addition, we have included $2,706,549 and $1,132,864, respectively, for two condominium projects in College Station, TX and Houston, TX, as well as $1,987,462 and $788,471 for two condominium projects in the Phoenix metro area.
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
We project that our capital expenditures for property and development, net of amounts funded by development loans, will be approximately $6.75 million during the remainder of fiscal 2006. We anticipate that we will borrow any required funds from banks and other financial institutions. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.
We hold $2,274,056 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 5% to 12.9% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances. Included in this total are fully secured loans of $24,936 and $179,915 on which the Company is in process of foreclosing.

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
As of the end of the period covered by this quarterly report (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period.
Internal Control over Financial Reporting
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material control weaknesses in our internal controls, and therefore, there were no corrective actions taken.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any pending legal proceedings other than routine litigation incidental to our business, and to the best of our knowledge, no other litigation against us has been threatened.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: May 15, 2006	By /s/ Jay N. Torok
Jay N. Torok
Chairman of the Board

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: May 15, 2006	By /s/ Daniel J. Regan
Daniel J. Regan
Vice President and Chief Financial Officer