Form 10QSB
period 2006-06-30
GREAT WESTERN LAND RECREATION INC
filed 2006-08-14
CIK 854882

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☐
The number of shares of the registrant’s Common Stock outstanding at August 7, 2006 was 21,662,888

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED BALANCE SHEET

June 30, 2006
(unaudited)
ASSETS
Cash and cash equivalents	$825,197
Notes and accounts receivable	1,788,784
Land held for development and sale	31,083,776
Receivable from related entities	34,726
Property and equipment (net of accumulated depreciation of $168,362)	641,008
Other	673,210

$35,046,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Notes payable	$25,424,462
Subordinated debt	3,815,997
Payable to related entities	926,096
Accounts payable and other accrued liabilities	1,816,291

Total liabilities	31,982,846

Minority interest	226,915

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 31,319 shares issued and outstanding; liquidation value — $2,419,200	2,263,322
Common stock, $0.001 par value; 45,000,000 shares authorized; 21,662,888 shares issued and outstanding	21,663
Additional paid-in capital	2,551,406
Accumulated other comprehensive loss	(733)
Accumulated deficit	(1,998,718)

Total stockholders’ equity	2,836,940

$35,046,701

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Real estate and real estate investment sales	$827,610	$2,506,178	$2,672,417	$4,938,194
Cost of real estate sales	658,738	1,983,990	1,599,387	2,818,834

Earnings from sales of real estate and real estate investments	168,872	522,188	1,073,030	2,119,360

Selling, general and administrative expenses	904,057	425,114	2,190,174	1,392,323
Loss on impairment of long-lived assets	260,605	—	675,171	—

Earnings (losses) from operations	(995,790)	97,074	(1,792,315)	727,037

Other income (expense)
Interest expense	(65,051)	(77,935)	(307,149)	(252,105)
Interest income	27,480	7,191	119,461	24,500
Other income (expense)	(1,673)	(33,276)	450,229	25,938

Total other income (expense)	(39,244)	(104,020)	262,541	(201,667)

Income (loss) before minority interests and discontinued operations	—	(6,946)	—	525,370

Minority interests	—	107,166	—	107,166

Income (loss) from continuing operations	(1,035,034)	100,220	(1,529,774)	632,536

Loss from discontinued operation	(116,940)	—	(116,940)	(84,211)

Net income (loss)	(1,151,974)	100,220	(1,646,714)	548,325

Less: preferred stock dividends applicable to the period	(15,332)	(30,465)	(76,328)	(80,537)

Net income (loss) available for common stock	$(1,167,306)	$69,755	$(1,723,042)	$467,788

Net income (loss) per common and common equivalent share:
Basic:
Continuing operations	$(0.05)	$0.00	$(0.08)	$0.02
Discontinued operation	(0.01)	—	(0.01)	—

Total	$(0.06)	$0.00	$(0.09)	$0.02

Diluted:
Continuing operations	$—	$0.00	$—	$0.02
Discontinued operation	—	—	—	—

Total	$—	$0.00	$—	$0.02

Weighted average common and common equivalent shares outstanding:
Basic	21,652,119	21,265,973	21,466,270	21,183,022

Diluted	21,652,119	21,629,835	21,466,270	22,868,684

The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(unaudited)

						Accumulated
						Other
					Additional	compre-		Compre-
	Preferred Stock		Common Stock		paid-in	hensive	Accumulated	hensive
	Shares	Amount	Shares	Amount	capital	loss	deficit	income (loss)
Balance, September 30, 2005	31,319	$2,200,304	21,315,973	$21,315	$2,558,720	$(733)	$(275,676)	$—
Amortization of discount on preferred stock	—	63,018	—	—	(63,018)	—	—	—
Preferred Stock Dividends	—	—	—	—	—	—	(76,328)	—
Exercise of stock options	—	—	347,000	347	55,704	—	—	—
Rounding of fractional shares on reissuance	—	—	(85)	1	—	—	—	—
Net loss	—	—	—	—	—	—	(1,646,714)	(1,646,714)

Comprehensive loss for the nine months ended June 30, 2006						—		$(1,646,714)

Balance, June 30, 2006	31,319	$2,263,322	21,662,888	$21,663	$2,551,406	$(733)	$(1,998,718)

The accompanying notes are an integral part of this consolidated financial statement.

GREAT WESTERN LAND AND RECREATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended June 30,
	2006	2005
Cash flows provided by (used in) operating activities
Net earnings (loss)	$(1,646,714)	$548,325
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	101,010	52,908
Note receivable received as legal settlement	(500,000)	—
Discount on note receivable	20,000	—
Loss from discontinued operations	—	84,211
Other non-cash expenses	—	23,793
Allowance for doubtful accounts	174,500	—
Interest included in debt	803,831	170,549
Collection of notes receivable relating to prior years’ sales	607,525	53,354
Foreclosure of notes receivable relating to prior years’ sales	204,851	—
Uncollected notes receivable from current year sales	(291,526)	(39,801)
Uncollected notes from related parties from current year sales	(476,000)	—
Loss on impairment of long-lived assets	675,171	—
Minority interests in consolidated subsidiaries	192,000	(107,166)
Changes in operating assets and liabilities:
(Increase) Decrease Land held for development and sale	(16,990,100)	(1,101,154)
(Increase) Decrease Notes receivable	—	(28,067)
(Increase) Decrease Other assets	457,870	(466,663)
Increase (decrease) Accounts payable and other accrued liabilities	961,486	(542,744)

Net cash used in operating activities	(15,706,096)	(1,352,455)

Cash flows provided by (used in) investing activities
Purchase of note receivable in foreclosure	(179,915)	—
Collection of (increase in) receivable from related entities	(1,721)	6,698
Purchases of property and equipment	(506,873)	(78,176)

Net cash provided by (used) in investing activities	(688,509)	(71,478)

Cash flows from financing activities
Issuance of notes payable	12,945,977	2,321,274
Payments on notes payable	(1,341,031)	(2,141,748)
Issuance (payments) of notes payable to related entities	(25,714)	(105,901)
Proceeds from stock options exercised	56,052	15,000
Preferred Stock dividends paid	(30,664)	—
Issuance of subordinated debt	150,000	—
Payments on subordinated debt	(13,500)	—

Net cash provided by financing activities	11,741,120	88,625

Net decrease in cash and cash equivalents	(4,653,485)	(1,335,307)
Cash and cash equivalents at beginning of period	5,478,682	1,675,690

Cash and cash equivalents at end of period	$825,197	$340,383

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized	$307,149	$69,569
Noncash investing and financing activities
Accrued interest capitalized included in debt	588,982	87,997
Preferred stock issued in exchange for land	—	411,544
Subordinated debt issued in exchange for land	150,000	150,000
Sale of investment in # 22 Stafford Springs in exchange for a note receivable	—	289,500
Dividends accrued in excess of dividends paid	45,664	—
The accompanying notes are an integral part of these consolidated financial statements.

GREAT WESTERN LAND AND RECREATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE A — BACKGROUND AND BASIS OF PRESENTATION
The accompanying consolidated financial statements as of June 30, 2006 and 2005 and for the three months and nine months ended June 30, 2006 and 2005 include the accounts of Great Western Land and Recreation, Inc. and its wholly- and majority-owned subsidiaries (collectively, the “Company”). Investments in companies that represent 20% to 50% of the ownership interest are accounted for on the equity method unless the Company is deemed to control the entity. Investments in companies that represent less than a 20% ownership interest are accounted for on the cost basis. All material inter-company accounts and transactions have been eliminated.
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
NOTE B — NOTES RECEIVABLE
During the nine months ended June 30, 2006 the Company issued new notes from sales at the Company’s Wagon Bow Ranch in the amount of $887,005. These notes have terms ranging from 2 to 20 years and interest rates from 6.0% to 9.9%. Also, during the nine months ended June 30, 2006 the Company wrote off a note receivable in the amount $116,940 and is discussed further in note M.
NOTE C — LAND HELD FOR DEVELOPMENT AND SALE
During the quarter ended June 30, 2006, the Company purchased approximately $161,015 of additional property for its Wagon Bow Ranch project. This purchase is financed with an interest free note payable which has a 1 year term with payments due quarterly. Also during the quarter the Company purchased approximately one acre of land in Houston, Texas for $750,000 to be used to develop luxury townhomes known as Winsome Villas. This purchase was financed through a development and construction loan with a maximum loan amount of $2,677,500.
NOTE D — RELATED ENTITIES
Related entity receivables/payables are as follows at June 30, 2006:

Receivable from related entities:
Minority investor in Houston Warren Ranch Partners, LLC (2)	$20,750
Other	13,976

$34,726

Payable to related entities:
Minority investors in Glendale Condominiums, LLC (1)	$763,946
Minority investors in Villa Maria, LLC (3)	156,712
Other	5,437

$926,096

A portion of subordinated debt is also due to a related entity. See Note H for further discussion.

(1)	The Company has a 70% interest in Glendale Condominiums, LLC. The land for the project was purchased from an individual and a trust who own the other 30% of the project. The payable represents the balance due, including interest at 8% per annum, for this purchase. Principal and interest are due quarterly from September 2008 through September 2018. The land costs and preliminary development costs for this project total $5,378,723 at June 30, 2006 and are included in land held for development and sale.

(2)	The Company has a total interest of 70% in Houston Warren Ranch Partners, LLC (“Warren Ranch”) which is derived from its 55% direct ownership in Warren Ranch as well as a 15% indirect interest from its one third ownership in Jessica Star Partners, LLC. Jessica Star Partners, LLC owns 45% of Warren Ranch and consists of the following members owning a one third interest in the Company: Great Western Land & Recreation, Inc., the Chairman of Great Western’s Board of Directors and the principal of BD Realty. The note receivable from Jessica Star Partners, LLC bears interest at 10%, with principal and interest due on September 23, 2006.

(3)	The Company has an 82.5% interest in Villa Maria, LLC, which is constructing a condominium project in College Station, Texas called Woodland Court. The remaining 17.5% is owned by minority investors, consisting of three members of the Company’s Board of Directors. The payable represents the balance due to these investors. Interest on this balance accrues at 10% per annum, with principal and interest due at the end of the project.
NOTE E — NOTES PAYABLE
During the nine months ended June 30, 2006 the Company incurred additional debt in conjunction with the purchase of additional land at the Company’s Wagon Bow Ranch and Winsome Villas. The purchase of the land at Wagon Bow Ranch was financed through a interest free twelve month note for $126,000 with payments due quarterly. The Company also financed the purchase of Winsome Villas with a development and construction loan for $2,667,500 plus a subordinated note from the seller in the amount of $150,000 (discussed further in note I). The construction and development loan has an interest rate of prime plus 0.75% and twelve month term.
Under the terms of some of our banking agreements for project development, the Company is required to maintain compliance with certain financial covenants and ratios. As of June 30, 2006, we determined that the Company was not in compliance with the debt-to-equity ratio on two or our development loans with a bank. Additionally, the Company was not in compliance with the minimum cash reserve requirement on a development loan with another bank.
We have notified the banks of these conditions and have requested compliance waivers from the banks. We expect concurrence from the banks on these waiver requests.
NOTE F — STOCK BASED COMPENSATION
The Company accounts for its stock option plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations using the intrinsic value based method. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and nine month periods ended June 30, 2006 and 2005.

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss) as reported	$(891,369)	$100,220	$(1,386,109)	$548,325
Total stock-based employee compensation adjustment determined under fair value based method (1)	(52,479)	(140,897)	(73,283)	(159,256)

Pro forma net loss	$(943,848)	$(40,677)	$(1,459,392)	$389,069

Loss per share:
Basic and diluted — as reported	$(0.04)	$0.00	$(0.07)	$0.02

Basic and diluted — pro forma	$(0.04)	$(0.00)	$(0.07)	$0.02

(1)	The fair value method amortizes the estimated fair value of the options at date of grant over the vesting period. The fair value of these options was estimated at the date of grant assuming a risk-free interest rate of 4.88%, an expected option life of 10 years with no dividends. The expected option life is based on all options being exercised just prior to expiration.

NOTE G — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) less preferred stock dividends applicable to the period by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is similar to basic earnings income (loss) per share except that the weighted average of common shares outstanding is increased to include the number of additional shares that would have been outstanding if the dilutive potential common shares, such as options and convertible preferred stock, had been exercised. Diluted per common share amounts are not applicable for loss periods. For the quarter ended June 30, 2006, preferred stock convertible into 2,801,327 common shares and stock options exercisable for 1,257,963 common shares have been excluded from the diluted earnings per share because inclusion of such would have been anti-dilutive. For the nine months ended June 30, 2006, preferred stock convertible into 2,801,327 common shares and stock options exercisable for 1,066,531 common shares have been excluded from the diluted earnings per share because inclusion of such would have been anti-dilutive.
NOTE H — SUBORDINATED DEBT
The Company’s operations have been partially financed with periodic advances in prior years from Amortibanc Investments, LLC, the majority stockholder in the Company. The advances are subordinate to the Company’s bank financing and bear interest at 4% to 10%. The interest accrued on these advances has typically been added to the subordinated debt. Payments on the debt are made only when cash flow from a land sale, after payment of bank debt, exceeds the Company’s operating cash requirements. This determination of operating cash requirements is made by the Company’s management, however under the terms of the bank loan the Company obtained to finance the Woodland Court condominium project, the outstanding balance of the subordinated debt may not be less than $3,000,000. Also included in subordinated debt are notes payable relating to the purchase of land in Houston, Texas and College Station, Texas. The note for the land in College Station, Texas has an interest rate of 5.0% and is subordinate to other loans on this property. The principle balance on this note is due April 1, 2009 with interest payments due quarterly. The balance of this note, including accrued interest is $46,000 as of June 30, 2006. The first note payable for the land in Houston, Texas is for the Company’s Bella Vista Townhomes and has a principle balance of $150,000 as of June 30, 2006 with the outstanding principle balance due March 10, 2007 This note bears interest of 7.0% with interest payments due monthly. Also, for land purchased in Houston, Texas the Company has a note payable for Winsome Villas in the amount of $150,000, which is subordinate to other bank loans on this property, that bears an interest rate of 6.0% with interest payment due quarterly. The principle balance of this note is due on June 19, 2008
NOTE I — COMMITMENTS AND CONTINGENCIES
The Company has sold notes receivable with repayment terms of up to 20 years, with recourse upon nonpayment by the debtor, of $244,505 and $469,394 during the nine months ended June 30, 2006 and 2005, respectively. The remaining balances due, with recourse, of all notes sold are $1,397,492 as of June 30, 2006.
Fifteen percent of the note sales proceeds are retained by the purchaser of the notes as a nonpayment reserve and returned to the Company when the original land purchasers pay off the note balances. The reserve balance is $241,273 at June 30, 2006 and is included in other assets, net of an allowance established for recourse chargeback of $12,368. If the Company incurs a chargeback, ownership of the original land sold will revert to the Company and can be resold to help recover any losses incurred by the Company as a result of the chargeback. During the nine months ended June 30, 2006, the Company received a chargeback of $179,915, and reacquired the underlying note for the same amount. As of June 30, 2006 the Company has received a deed in lieu of foreclosure on the collateral, and does not expect to incur a loss on this chargeback.
From time-to-time the Company is involved in litigation arising in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of any such matters will have a material adverse effect on the Company’s financial condition, results of operations or cash flow.
The Company entered into an employment agreement with its CEO during 2001 with a term of five years with annual renewals thereafter. In the event the Company consummates an acquisition (as defined in the agreement) during the terms of the agreement, the contract provides for salary increases and issuance of options to acquire a total of 600,000 common shares of the surviving corporation at a price not to exceed the fair market value of such shares on the closing date of the acquisition. The agreement also provides for severance payments upon termination in the amount of the total compensation for the remainder of the contract terms and a consulting arrangement upon retirement of the CEO.
NOTE J — PREFERRED STOCK
As the Company’s preferred stock has an increasing dividend rate, each series was initially recorded at its fair value at the date of its issuance by discounting the preferred stock using management’s estimate of the current market rate for dividends yields and comparing it to the actual dividend rate of the stock. This resulted in a discount, which is being amortized to additional paid in capital over the period of increasing dividend rates of the stock. The balance of each series at June 30, 2006 is as follows:

							Balance of Preferred
	Number of	Stated			Total Net of	Amortized Discount	Stock on June 30,
Series	Shares	Value	Total	Discount	Discount	as of June 30, 2006	2006

Series A	14,380	$50	$719,000	$(114,071)	$604,929	$109,951	$714,880
Series C	8,200	100	820,000	(141,419)	678,581	88,239	766,820
Series D	2,454	100	245,400	(17,841)	227,559	8,141	235,700
Series E	2,035	100	203,500	(19,515)	183,985	7,931	191,916
Series F	4,250	100	425,000	(91,022)	333,978	20,028	354,006

Total			$2,412,900	$(238,410)	$2,029,032	$234,290	$2,263,322

The dividends payable for each series of preferred stock at June 30, 2006 is as follows:

Series	Number of Shares	Dividend Payable	Dividend per Share

Series A	14,380	$17,975	$1.25
Series C	8,200	8,200	1.00
Series D	2,454	2,454	1.00
Series E	2,035	2,035	1.00
Series F	4,250	—	—

Total	31,319	$30,664

NOTE K — STOCK OPTION PLAN
The Company has established a 2001 stock option plan and has reserved 3,500,000 shares to be issued under the plan. All employees are eligible to participate in this plan and participants shall be selected by an Administrative Committee consisting of not less than three members of the Company’s Board of Directors. The options generally vest over a period of 3 years, however certain options granted to employees who have been with the Company for over five years vest immediately. The options expire no more than 10 years from the date of grant. Upon termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of three months after date of termination (one year in case of disability or death). The options issued in the nine months ended June 30, 2006 were at exercise prices which equaled the fair market value of the Company’s common stock at the date of grant. The fair value is determined by the most recent closing price for the Company’s common shares on the over-the-counter bulletin board on the date of grant. At June 30, 2006 options for 425,000 shares of common stock were available for issuance under the plan. Additional information with respect to stock option plan activity is as follows:

	Outstanding Options
		Weighted
	Number	Average
	of	Exercise
	Shares	Price
September 30, 2005	3,474,500	$0.32
Grants	705,000	$0.38
Exercises	(347,000)	$0.16
Cancellations	(657,500)	$0.45

June 30, 2006	3,175,000	$0.19

Outstanding options expire at various dates through April, 2016. The weighted-average exercise price of options which were exercisable at June 30, 2006 was $0.19. Options outstanding and options exercisable at June 30, 2006 are as follows:

	Outstanding Options		Exercisable Options
		Weighted		Weighted
	Number	Average	Number	Average
Exercise	of	Contractual	of	Contractual
Prices	Shares	Life (in years)	Shares	Life (in years)
$ 0.15	500,000	5.8	500,000	5.8
$ 0.31	750,000	8.1	550,000	8.1
$ 0.35	1,060,000	9.2	685,000	9.2
$ 0.36	50,000	8.3	50,000	8.4
$ 0.40	690,000	8.9	740,000	8.9
$ 0.46	20,000	8.6	10,000	8.6
$ 0.50	105,000	9.8	105,000	9.8

	3,175,000		2,640,000

NOTE L — LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS
During the three months ended June 30, 2006 the Company experienced time delays and cost increases at it’s Glendale Springs Condominium project. and accordingly implemented corrective actions. The delays were related to concrete and drywall sub-contractors not performing up to the requirements of their contract and scope of work. Both sub-contractors have since been replaced with new firms and work is proceeding in a timely manner. However, the switch to new sub-contractors has caused cost increases. The Company has determined that these cost increases will not be recouped, and the impact on the carrying value of this project exceeds the fair value of the project by $260,605. Therefore, the carrying value of this project was reduced by that amount as of June 30, 2006
NOTE M — DISCONTINUED OPERATIONS
On February 10, 2005, the Company sold the limited liability companies (the “Stafford LLCs”) through which it owned a 34% interest in # 22 Stafford Springs, a 168-unit HUD financed rental community in Stafford, Texas. The Company retained notes receivable for $289,500 and deferred income for $57,560. On September 30, 2005 the Company transferred $115,000 of the receivables to bad debt expense based on the receivables note performing as expected.
Effective June 30, 2006 the Company wrote off the remaining balance of the notes receivable and transferred the entire loss of $231,940 (the receivable balance less deferred income) to discontinued operations where it was held while the Company was a partial owner.
A summary of the loss from discontinued operations is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Sales	$—	$—	$—	$218,260
Operating expenses	—	—	—	(346,329)
Minority interest	—	—	—	72,461
Bad Debt Expense	(116,940)	—	(116,940)	—

	(116,940)	—	(116,940)	(55,608)
Equity in operating losses of Stafford Springs prior to consolidation	—	—	—	(28,603)

Loss from discontinued operations	$(116,940)	$—	$(116,940)	$(84,211)

NOTE N — INCOME TAXES
Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets for which realization is dependent on future taxable income. During the three and nine month periods ended June 30, 2006, there was no income tax liability or expense due to losses incurred for the period.
NOTE O — RELATED PARTY TRANSACTIONS
In December 2003, three members of the Company’s Board of Directors invested a total of $150,000 in exchange for a subordinated note payable from Villa Maria, LLC and a 17.5% minority interest in Villa Maria, LLC. The Company currently owns the remaining 82.5% of Villa Maria, LLC together with a subordinated payable. Villa Maria, LLC is constructing Woodland Court, a planned 43-unit condominium project located in College Station, Texas. Interest on the $150,000 balance accrues at 10% per annum, with principal and interest due at the end of the project (see Note D). The Company believes that the terms of the subordinated note payable are at least as good as it could have obtained through arms-length negotiations. During the three months ended June 30, 2006 the Company purchased back 2.92% of the ownership of Villa Maria, LLC for $31,151. This amount is equal to $25,000 plus accrued interest of10.0% which totals $6,151. As of June 30, 2006 the Company now owns 85.42% of Villa Maria, LLC.
The Company paid BD Realty fees related to the development of Mallard Crossing and Westchester Lakes, as well as rent on the Houston Office which was leased from them as follows:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Fees and rent	$22,641	$55,589	$98,687	$78,631

NOTE P — RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year.

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
Results of Operations
Comparison of the three months ended June 30, 2006 and 2005 (third quarter of fiscal 2006 and 2005, respectively)
Sales of real estate and real estate investments. Overall, sales of real estate and real estate investments decreased $1,653,231 or 66.6% to $827,610 in the third quarter of fiscal 2006 from $2,480,841 in the third quarter of fiscal 2005. The decrease in real estate sales is composed of a decrease in ranch land sales of $933,641 and multi-family housing sales of $784,312. The decrease in ranch land sales was primarily the result of delays the Company experienced in obtaining public reports for new developments at the Company’s Wagon Bow Ranch. The decrease in sales of multi-family housing was due to the lack of finished units at the Company’s Woodland Court Condominiums in College Station, Texas and the Company’s Glendale Springs Condominiums in Glendale, Arizona. We expect both the Glendale Springs Condominiums and Woodland Court Condominiums projects to be completed with sales of the remaining units of the two 40+ unit complexes by early fiscal 2007. We expect sales to begin generating revenue in late-2006 at Mallard Crossing a large residential development in the Houston metro area. We also expect to begin generating revenue from Bella Vista Townhomes and Stuart Villas at Jackson, two new townhome / condominium projects in the Houston metro area during the forth quarter of fiscal 2006.
The delays mentioned above, the Company has experienced, has created a back log of properties sold, but not closed. As of June 30, 2006 the Company had a sales backlog totaling $8,500,228. Of this total $1,166,212 are pending closings at the Company’s Wagon Bow Ranch; $5,098,606 are pending closing for multi-family sales on Arizona projects; and $2,235,410 are pending closings for multi-family sales on Texas projects.
Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.
Cost of real estate sales. Cost of real estate sales decreased $1,325,252, or 66.7%, to $658,738 in the third quarter of fiscal 2006 from $1,983,990 in the third quarter of fiscal 2005. As a percentage of real estate sales, the cost of real estate sales remained consistent at 79.6% in the third quarter of fiscal 2006 compared with 80.0% in the third quarter of fiscal 2005.
Earnings from sales of real estate and real estate investments. Gross margins for the third quarter of fiscal 2006 increased to 20.4% from 20.0% for the third quarter of fiscal 2005.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $595,883, or 140.2%, to $1,020,997 in the third quarter of fiscal 2006 from $425,114 in the third quarter of fiscal 2005. The increase was primarily due to increases in salaries and related payroll taxes and employee benefits attributable to hiring additional project managers, sales, accounting and administrative staff. Additionally, the Company held a Grand Opening event at the Company’s Wagon Bow Ranch during the three months ended June 30, 2006.
Loss on impairment of long-lived assets We have experienced various delays and substantial cost increases during the development of Glendale Springs Condominiums in Glendale, AZ The delays at Glendale Springs were principally the result of poor performance from the concrete and drywall sub-contractors employed on the project. The poor performance of these subcontractors have led to time delays and further carrying costs. The Company has replaced the subcontractors who were not performing to contract and scope of work requirement. However, by replacing said subcontractors the Company has incurred material and labor cost increases.
Because of these cost issues we have examined the carrying value of Glendale Springs on our books compared to their fair market value. As a result of this examination, we have concluded, in accordance with the applicable accounting literature, that the carrying value of this project exceeds it’s fair value by $260,605. Therefore, as of June 30, 2006 we have written down the value of Glendale Springs.
Interest expense. Interest expense decreased $12,884 or 16.5% to $65,051 in the third quarter of fiscal 2006 from $77,935 in the third quarter of fiscal 2005. The decrease is due to the pay down of notes payable relating to non construction and development loans.
Interest income. Interest income increased $20,289 to $27,480 in the third quarter of fiscal 2006 from $7,191 in the third quarter of fiscal 2005 due to an increase in notes receivable of $1,201,494 to $1,788,784 in the third quarter of fiscal 2006 from $587,290 in the third quarter of fiscal 2005.
Other income (expense). Other income (expense) was $(1,673) in the third quarter of fiscal 2006 compared to $(33,276) in the third quarter of fiscal 2005. The decrease was primarily due to a reclassification of the gain on the sale of Laguna Apartments which occurred in February 2005.
Minority interests. There were no additional losses attributable to minority investors during the three months ended June 30, 2006.
Loss from discontinued operations. As discussed in Note M, during the three months ended June 30, 2006, the Company wrote off the remaining balance of a note receivable in the amount of $174,500. The Company expensed $116,940 to bad debt expense under discontinued operations, and applied the balance to $57,560 held as deferred income.
Comparison of the nine months ended June 30, 2006 and 2005
Sales of real estate and real estate investments. Real estate sales decreased $1,362,292 or 33.8% to $2,672,417 in the first nine months of fiscal 2006 from $4,034,709 in the first nine months of fiscal 2005. This decrease was primarily the result of decreased ranch land sales and condominium sales at Woodland Court and Glendale Condominiums offset by the sale of the Laguna investment during fiscal 2005 as previously discussed. We expect both Glendale Springs and Woodland Court Condominium projects to be completed with sales of the remaining units of the two 40+ unit complexes by early fiscal 2007. We expect to begin generating revenue in late 2006 at Mallard Crossing, a large residential development in the Houston metro area. We also expect revenue from Bella Vista Townhomes and Stuart Villas at Jackson, two new projects in the Houston metro area.
The delays mentioned above, the Company has experienced, has created a back log of properties sold, but not closed. As of June 30, 2006 the Company had a sales backlog of $8,500,228. Of this total $1,166,212 are pending closings at the Company’s Wagon Bow Ranch; $5,098,606 are pending closing for multi-family sales on Arizona projects; and $2,235,410 are pending closings for multi-family sales on Texas projects.
Our land and lot sales are affected by numerous factors including mortgage interest rates, demand for new housing starts and the availability of finished lots within a particular area. Generally, the pace of sales and the price per lot increase over the life of a project as developments gain popularity and as contract price escalators become effective.
Cost of real estate sales. Cost of real estate sales decreased $1,219,447, or 43.3%, to $1,599,387 in the first nine months of fiscal 2006 from $2,818,834 in the first nine months of fiscal 2005. As a percentage of real estate sales, the cost of real estate sales decreased to 59.9% in the first nine months of fiscal 2006 from 69.9% in the first nine months of fiscal 2005. This was primarily due to a decrease in sales volume, offset by the sale of the Laguna investment discussed above.
Earnings from sales of real estate and real estate investments. Gross margins for the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 were lower due to losses incurred on the sales at the Company’s Glendale Springs and Woodland Court locations and the decrease in Ranch Land Sales . The losses are attributable in part to escalating construction costs without corresponding increases in our initial sales prices, and numerous construction delays.
Selling, general and administrative expenses. Selling, general and administrative expenses increased $914,791, or 65.7%, to $2,307,114 in the first nine months of fiscal 2006 from $1,392,323 in the first nine months of fiscal 2005. The increase was primarily due to increases in salaries and related payroll taxes and employee benefits attributable to hiring additional project managers, and administrative staff.
Loss on impairment of long-lived assets We have experienced various delays and substantial cost increases during the development of Glendale Springs Condominiums in Glendale, AZ and Woodland Court Condominiums in College Station, TX. The delays at

Glendale Springs were principally the result of changes required by the City of Glendale after the commencement of construction on the project as well as poor performance from our concrete and drywall subcontractors. Woodland Court delays were primarily caused by problems obtaining permits for vertical construction, unforeseen weather delays, and a lack of sales which prevented timely construction starts. Construction on both of these projects is expected to be completed during the next four months and we anticipate no further delays or cost increases.
Because of these cost issues we have examined the carrying value of Glendale Springs and Woodland Court on our books compared to their fair market value. As a result of this examination, we have concluded, in accordance with the applicable accounting literature, that the carrying value of these projects exceeds their fair value by $366,946 for Glendale Springs and $308,225 for Woodland Court. Therefore, during the nine months ended June 30, 2006 we have written down the value of Glendale Springs and Woodland Court by those amounts.
Interest expense. Interest expense increased $55,044 to $307,149 in the first nine months of fiscal 2006 from $252,105 in the first nine months of fiscal 2005. The increase is primarily due to additional vehicle and equipment loans as well as interest on debt related to a development loan on the Company’s Wagon Bow Ranch. The Wagon Bow Ranch Debt was a one-time drawable development and construction loan which was funded into a cash account at closing. The funds were not immediately used towards development and construction costs. The unused funds remained in cash and cash equivalents resulting in interest being expensed on the unlined debt.
Interest income. Interest income increased $94,961 to $119,461 in the first nine months of fiscal 2006 from $24,500 in the first nine months of fiscal 2005 due to higher outstanding balances on notes receivable. The Company’s interest-earning cash balances also had higher aggregate balances during the nine months ended June 30, 2006 compared with the nine months ended to 2005.
Other income(expense). Other income(expense) was $450,229 in the first nine months of fiscal 2006 compared to $25,938 in the first nine months of fiscal 2005. The increase in other income was primarily due to the sale of the purchase rights to two subdivisions in Houston, TX in settlement of a legal action initiated by the Company. In December 2005, the Company received a cash down payment of $15,000 and a three-year note receivable of $500,000. The note receivable is fully secured by the real estate.
Minority interests. There were no additional losses attributable to minority investors during fiscal 2006.
Loss from discontinued operations. As discussed in Note M the Company wrote of the remaining balance of a note receivable in the amount of $174,500. The Company expensed $116,940 to bad debt under discontinued operations and wrote off an additional 57,560 originally held in deferred income.
Liquidity and Capital Resources
In this section we discuss:
•	sources and uses of cash, and significant factors that influence both;

•	our analysis of our cash flows for the first nine months of fiscal year 2006; and

•	our commitments and contractual obligations.
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
We believe that the key factors that could affect sources of cash include:
•	factors that affect our results of operations and cash flows, including reduced demand for land resulting from economic slowdown and competitive pricing pressures; and

•	factors that affect our ability to bring new projects to market, including ability to find profitable development opportunities, ability to locate necessary financing sources to develop the projects; and

•	factors that affect our customers’ access to financing that could impair their ability to obtain needed financing on acceptable terms to purchase land and housing; and

•	factors that affect our access to bank financing that could impair our ability to obtain needed financing on acceptable terms to finance the acquisition and development of new projects.
Analysis of cash flows. Cash flows for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005 were as follows:
Cash flow activity for the nine months ended June 30, 2006.
As of June 30, 2006, we had cash and cash equivalents of $825,197, a decrease of $4,653,485 from the September 30, 2005 balance. This compares to a decrease in cash and cash equivalents of $1,335,307 in the first nine months of fiscal 2005. The decrease in cash and cash equivalents was primarily the result the purchase of land at the Company’s Wagon Bow Ranch and the 30 acres in Maricopa, Arizona, the interest payments on the note payable for Wagon Bow Ranch and increased operating and overhead expenses. Cash flow used in operating activities was $15,660,432 for the fiscal nine months ended June 30, 2006 compared to cash used in operating activities of $1,352,455 in the nine months ended June 30, 2005, an increased use of $14,307,977. Significant factors contributing to our increased use of cash for operating activities in the first nine months of fiscal 2006 as compared to the same period in fiscal 2005 include:
•	An increase of $15,059,814 in expenditures for land and related development costs in the nine months ended June 30 2006 compared with the nine months ended June 30, 2005

•	An increase of $1,549,894 in the first nine months of fiscal 2006 accounts payable and other accrued liabilities.

•	An increase in notes receivable of $727,725 from the sale of ranch properties.

•	A decrease of $924,533 in other assets
Looking forward, cash flow from operations is expected to increase during the last quarter of the fiscal year from increased sales as a result of advertising and marketing initiatives during the year, coupled with closings at our Glendale, AZ and College Station, TX developments.
Net cash used by investing activities was $688,509 in the nine months ended June 30, 2006 compared to $71,478 used in the nine months ended June 30, 2005. Net collections of receivables from related entities decreased $8,419 in the nine months ended June 30, 2006 compared to 2005. Purchases of notes receivable in foreclosure increased $204,851 during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 because the Company purchased notes receivable with recourse during the period. Property and equipment purchases in the nine months ended June 30, 2006 were $506,873 compared to $78,176 in the nine months ended June 30, 2005. We plan to continue our purchases of property and equipment throughout fiscal 2006, in contemplation of expansion of the development of the land held at Wagon Bow Ranch in Arizona. This development has been financed with the proceeds of a $6,500,000 loan obtained against the Wagon Bow property in September, 2005.
Net cash provided by financing activities was $11,695,456 in the nine months ended June 30, 2006 compared to $88,625 in the nine months ended June 30, 2005. During the first nine months of fiscal 2006, additional borrowings totaled $12,945,977 compared to $2,321,274 in the first nine months of fiscal 2005. The borrowings in fiscal 2006 consisted primarily of a $633,000 development loan for Houston Jackson, a townhome project in metro Houston, a $533,287 development loan for Houston Winsome, a townhome project in metro Houston, a $1,230,000 land loan for 30 acres located in Maricopa, Arizona and the further development of the Wagon Bow Ranch, as well as draws on development loans for our projects in Texas (Mallard Crossing and Westchester Lakes) and on construction loans for the development of our condominium projects in Glendale, Arizona, College Station, Texas and Houston, Texas. Payments on notes payable totaled $1,341,031 in the nine months ended June 30, 2006 compared to $2,141,748 in the nine months ended June 30, 2005.
Long-term debt. Our long-term debt includes notes payable of $25,424,462 and subordinated debt of $3,815,997. Other than nine vehicle and equipment loans, all of the notes payable were incurred to finance the development of our real estate projects. Principal payments on those notes payable are primarily made as lots are sold, although minimum principal payments are also required on certain loans. We have included in notes payable $6,516,344 of acquisition and development loans used to purchase and develop two large parcels of land (480 acres and 200 acres) in the Houston metro area for two new subdivisions. We have also included the $6,500,000 debt to finance our Wagon Bow Ranch in northern Arizona. In addition, we have included $2,822,631, $1,622,506, 1,646,747 and 553,287, respectively, for one condominium project in College Station, TX and three townhome projects in Houston, TX, as well as $2,337,260, $796,237 and for two condominium projects in the Phoenix metro area. In addition we have also included $1,230,000 for thirty acres of land in Maricopa, Arizona.

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
Our primary future cash needs, both in the short and long term, will focus on funding operating expenses, financing the acquisition and development of new projects and paying debt service. Although there can be no assurances, management believes that cash flow from operations coupled with existing cash and cash equivalent balances and borrowings from banks and other financial institutions will generate sufficient cash to fund our operating and cash flow needs for the next twelve months. To the extent that actual results or events differ from our financial projections, our liquidity may be adversely affected.
We project that our capital expenditures for property and development, net of amounts funded by development loans, will be approximately $300,000 during the remainder of fiscal 2006. We anticipate that we will borrow any required funds from banks and other financial institutions. As part of our business strategy, we continuously review acquisition opportunities and proposals. We expect to finance any future acquisitions with additional equity and debt financing, to the extent available on attractive terms.
We hold $1,751,675 of third party notes receivable from the sale of property. These notes are secured by the property sold and bear interest at 5% to 12.9% per year. We evaluate the collectibility of these notes based on the payment history and the value of the collateral, and charge off any uncollectible balances.

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

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: August 14, 2006	By /s/ Jay N. Torok
Jay N. Torok
Chairman of the Board

GREAT WESTERN LAND AND RECREATION, INC. (Registrant)
Date: August 14, 2006	By /s/ Daniel J. Regan
Daniel J. Regan
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

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